Form 10-Q
period 2014-06-30
Regado Biosciences Inc
filed 2014-08-11
CIK 1311596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35953

REGADO BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 03-0422069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 Allen Road, 4th Floor

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

As of August 11, 2014, 33,609,212 shares of common stock, $0.001 par value per share, were outstanding.

REGADO BIOSCIENCES, INC.

FORM 10-Q

Quarter Ended June 30, 2014

PART I

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein, other than statements of historical fact, including statements regarding the progress and timing of our product development programs and related trials; our future opportunities; our strategy, future operations, anticipated financial position, future revenues and projected costs; our management’s prospects, plans and objectives; and any other statements about management’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including our “critical accounting estimates”; the progress of our REGULATE-PCI trial, our single, open-label 13,200 subject Phase 3 trial of Revolixys™ Kit, formerly known as REG1; the Data Safety Monitoring Board’s analysis and recommendations with respect to the REGULATE-PCI trial; the ultimate decision of the FDA regarding whether to remove the clinical hold from the REGULATE-PCI trial; the outcome of the pending lawsuits against us; our ability to satisfy domestic and international regulatory requirements with respect to Revolixys and our other product candidates, many of which are new and still evolving, and the labeling under any approval we may obtain; the performance of contract research organizations who conduct our clinical trials for us; the performance of third-party manufacturers who supply or manufacture our products; our ability to develop commercialization and marketing capabilities or to enter into strategic partnerships to develop and commercialize Revolixys or any of our other product candidates; the timing and success of the commercialization of Revolixys or any of our other product candidates; the rate and degree of market acceptance of Revolixys; the size and growth of the potential markets for Revolixys and our ability to serve those markets; our plans to expand the indications of Revolixys; our ability to discover, develop and commercialize novel and innovative therapies using our proprietary technology platform; regulatory developments in the United States and foreign countries; competition from existing antithrombotic drugs or new antithrombotic drugs that may emerge; potential product liability claims; our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel; our ability to obtain, maintain, defend and enforce intellectual property rights protecting our product candidates; the accuracy of our estimates regarding expenses and capital requirements and our ability to adequately support future growth; and the risk factors listed in our Annual Report on Form 10-K and in this report under the heading “Risk Factors”. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

Item 1.	FINANCIAL STATEMENTS

Regado Biosciences, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$72,720	$30,688
Restricted cash	1,082	82
Prepaid expenses	1,520	2,147
Other assets	9,462	6,211

Total current assets	84,784	39,128

Property and equipment, net	209	108
Intangible assets, net	2,042	1,823
Other non-current assets	4,541	4,694

Total assets	$91,576	$45,753

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,761	$1,557
Accrued expenses	10,934	5,524
Warrant liability	30	19
Current portion of long-term debt	4,543	2,000

Total current liabilities	17,268	9,100
Long-term debt	—	2,452

Total liabilities	17,268	11,552

Commitments and contingencies
Stockholders’ equity:
Series F convertible preferred stock; stated value of $1,000, 1,000,000 shares authorized, 10,000 and 0 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	24,832	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 33,609,212 and 21,310,614 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	34	21
Additional paid-in-capital	231,700	179,159
Accumulated Deficit	(182,258)	(144,979)

Total stockholders’ equity	74,308	34,201

Total liabilities and stockholders’ equity	$91,576	$45,753

The accompanying notes are an integral part of these consolidated financial statements.

Regado Biosciences, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Total revenue	$—	$—	$—	$—

Operating expenses:
Research and development	(18,505)	(4,314)	(31,621)	(6,047)
General and administrative	(2,838)	(1,133)	(5,386)	(2,576)

Total operating expenses	(21,343)	(5,447)	(37,007)	(8,623)

Loss from operations	(21,343)	(5,447)	(37,007)	(8,623)

Other (expense) income:

Interest income	47	68	50	69
Interest expense	(136)	(283)	(323)	(398)
Other income	—	60	—	60

Total other expense	(89)	(155)	(273)	(269)

Net loss	$(21,432)	$(5,602)	$(37,280)	$(8,892)

Deemed dividend related to beneficial conversion feature of Series F convertible preferred stock	—	—	(14,840)	—
Net loss attributable to stockholders	(21,432)	(5,602)	(52,120)	(8,892)
Net loss attributable to preferred stockholders	1,269	—	2,032	—
Net loss attributable to common stockholders – basic and diluted	$(20,163)	$(5,602)	$(50,088)	$(8,892)
Comprehensive loss applicable to all stockholders	(21,432)	(5,602)	(52,120)	(8,892)

Loss per share – basic and diluted	$(0.63)	$(24.24)	$(1.81)	$(39.31)

Weighted-average common shares – basic and diluted	31,777,266	231,161	27,659,526	226,221

The accompanying notes are an integral part of these consolidated financial statements

Regado Biosciences, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash flows used in operating activities:
Net loss	$(37,280)	$(8,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49	23
Amortization of patents and licenses	73	36
Impairment of patents	33	10
Accrued final bank fee	43	12
Amortization of debt discount	48	13
Amortization of debt issuance costs	8	90
Change in fair value of warrant liability	11	(65)
Stock-based compensation	1,152	205
Gain on sale of Patent	—	(60)
Changes in operating assets and liabilities:
Prepaid expenses	627	(1,885)
Other assets	(3,251)	(97)
Other non-current assets	145	83
Accounts payable	204	1,386
Accrued expenses	5,410	621

Net cash used in operating activities	(32,728)	(8,520)

Cash flows used in investing activities:
Change in restricted cash	(1,000)	—
Purchase of property and equipment	(150)	(43)
Patent and license acquisition costs	(325)	(303)
Proceeds received from sale of patents	—	89

Net cash used in investing activities	(1,475)	(257)

Cash flows from financing activities:
Proceeds from borrowings on bank loan	—	4,500
Repayment of borrowings on bank loan	—	(4,500)
Payment of bank origination fee	—	(85)
Payment of debt issuance costs	—	(35)
Proceeds from issuance of common stock, net of underwriting discounts and fees	76,723	—
Payment of offering costs	(541)	(1,533)
Proceeds from sale of preferred stock, net of issuance costs	—	10,163
Proceeds from issuance of common stock from exercise of options and warrants	53	—
Proceeds from exercise of warrants	—	2

Net cash provided by financing activities	76,235	8,512

Net increase (decrease) in cash and cash equivalents	$42,032	$(265)
Cash and cash equivalents, beginning of period	30,688	14,764

Cash and cash equivalents, end of period	$72,720	$14,499

Supplemental disclosures of cash flow information:
Cash paid for interest	$165	$382
Supplemental disclosure of non-cash investing and financing activities:

Deferred Offering costs of $502 were included in accounts payable and accrued expenses as of June 30, 2013	$—	$502
Exchange of common stock for convertible preferred stock, net of issuance costs	$24,832	$—
Fair value of Series F Preferred Stock beneficial conversion feature	$14,840	$—
Accretion of deemed dividend on Series F Convertible Preferred Stock	$(14,840)	$—
Stock issued for cash held in escrow	$—	$5,155
.

The accompanying notes are an integral part of these consolidated financial statements.

Regado Biosciences, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Description of Business

Regado Biosciences, Inc. (the “Company” or “we” or “our” or “us”) is a development stage enterprise incorporated in the State of Delaware on December 19, 2001, operating primarily in Basking Ridge, New Jersey and Durham, North Carolina. We are focused on the discovery and development of novel, first-in-class, actively controllable antithrombotic drug systems for acute and sub-acute cardiovascular indications. Each of our product candidates consists of a two-component system: an antithrombotic aptamer and its specific active control agent. Our lead product candidate, Revolixys™ Kit, formerly known as REG1, is a two-component system consisting of pegnivacogin, an anticoagulant aptamer specifically targeting coagulation Factor IXa, and its complementary oligonucleotide active control agent, anivamersen. Revolixys is being developed for use in patients with a wide variety of acute coronary syndromes, or ACS, undergoing a percutaneous coronary intervention, or PCI, a hospital-based procedure used to mechanically open or widen obstructed coronary arteries. Our actively controllable product candidates have the potential to improve patient outcomes, enhance the patient experience and reduce overall treatment costs. In September 2013, we commenced our single, open-label, 13,200 subject Phase 3 trial of Revolixys in patients undergoing PCI (excluding ST elevated myocardial infarction, or STEMI), or the REGULATE-PCI trial. This development program has been granted Fast Track designation by the FDA. On July 2, 2014, the Company announced that the Data Safety Monitoring Board, or DSMB, in agreement with the Company, was initiating a complete review of efficacy and safety data from the REGULATE-PCI trial. This review was initiated as a result of various serious adverse events, or SAEs, that were reported by certain site investigators at several sites around the world. As a result, the Company voluntarily suspended patient enrollment in the REGULATE-PCI trial until the DSMB completes its analysis and communicates its recommendations. In addition, on July 9, 2014 the United States Food and Drug Administration, or the FDA, informed the company that a clinical hold was placed on all patient enrollment and dosing of either study drug in the REGULATE-PCI trial. According to the FDA, this action was taken to formalize the involvement of the FDA in any decision to re-initiate enrollment and dosing in the trial in the future. During this period of data collection and analysis the Company and the principal investigators of the trial remain blinded. It is anticipated that the DSMB will complete their analysis by early September 2014.

2.	Basis of Presentation

Principles of Consolidation

In March 2013, we incorporated Regado Biosciences Europe Limited, a wholly owned subsidiary registered in England and Wales, in order to establish a legal presence in the European Union (the “EU”) for the purpose of conducting clinical trials in the EU. Regado Biosciences Europe Limited had no operations during the three or six months ended June 30, 2014 and 2013.

The accompanying consolidated financial statements include the accounts of Regado Biosciences, Inc. and its wholly owned subsidiary, Regado Biosciences Europe Limited. All intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information under Article 210.8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of June 30, 2014, the results of our operations for the three and six months ended June 30, 2014 and 2013, and our cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year or any other interim period.

Going Concern Uncertainty

Our financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Operations since inception have consisted primarily of developing and acquiring product technologies and securing financing.

The accompanying financial statements have been prepared assuming that we will operate as a going concern. We have had negative cash flows from operating activities of $32.7 million during the six months ended June 30, 2014. Prior to our initial public offering (“IPO”), we were funded primarily through the issuance of preferred stock and debt. We will require additional capital until such time that we can generate operating revenue in excess of operating expenditures. Our plans include continued product development and a move toward completion of clinical trials. We will continue to closely monitor and analyze expenses and make adjustments as necessary to prioritize business operations. We believe that the net proceeds from our recent common stock offerings to new and existing investors (see Note 8), will be sufficient for us to fund the REGULATE-PCI trial and operations through the first quarter of 2015. We will need to raise additional financing to fund projected operations through the remainder of 2015 and we can provide no assurances that such additional financing will be available on favorable terms, or at all. Actual results may differ from estimates and the financial statements do not include any adjustments that might be necessary if we are unable to fund operations.

Reclassifications

We have reclassified certain costs associated with research and development activities, including all laboratory and clinical indirect costs, laboratory and clinical personnel stock compensations costs, and patent and product license amortization and patent impairment costs for the quarter ended June 30, 2013 from general and administrative expense to research and development expense in the accompanying consolidated statements of comprehensive loss. These reclassifications did not have any impact on our loss from operations or net loss for the quarter ended June 30, 2013.

The aforementioned reclassifications were made to conform to the current year presentation.

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

As of June 30, 2014 clinical trial supplies included in other current assets were $7.3 million. Included in the $7.3 million is $2.3 million of raw material, $2.6 million of in-process API held at a manufacturer, $0.7 million of in process drug product held at a manufacturer and $1.7 million of drug product located at depots. As of December 31, 2013, clinical trial supplies included in other current assets were $4.6 million of which $1.6 million and $3.0 million represented API held at the third party storage facility and drug product located at depots, respectively.

Clinical Agreements

We enter into various clinical trial agreements with academic research organizations (“AROs”) and clinical research organizations (“CROs”) for the planning, management and execution of clinical trials. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. Costs for ARO and CRO contracts are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided by vendors on their actual costs incurred; such costs are charged to research and development expense in the accompanying consolidated statements of comprehensive loss. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. Upfront contract signing fees are amortized over the life of the respective contract; unamortized contract signing fees are included in other non-current assets. Cumulative amortization costs are $0.7 million as of June 30, 2014.

In the accompanying consolidated balance sheet as of June 30, 2014, prepaid expenses include $0.5 million related to clinical agreements, and other non-current assets include $4.1 million of upfront payments of which $2.8 million will be applied to final invoices as required under the respective contract, and $1.3 million will be amortized as contract signing costs over the remaining life of the respective contract, or approximately three years. By comparison, prepaid expenses on the December 31, 2013 consolidated balance sheet included $1.1 million related to clinical agreements. Other non-current assets on December 31, 2013 included $4.5 million of upfront payments of which $2.8 million were be applied to final invoices as required under the respective contract, and $1.7 million were to be amortized as contract signing costs over the remaining life of the respective contract, or approximately three years.

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

Series F Convertible Preferred Stock

The Series F convertible preferred stock was deemed to have a beneficial conversion feature (a “BCF”). See Note 8 for further detail regarding the accounting for the Series F convertible preferred stock and this feature.

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

3.	Recently Issued Accounting Pronouncements

In June of 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, Development Stage Entities (Topic 915) “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of comprehensive loss, cash flows, and changes in stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. We have elected to early adopt the provisions of ASU 2014-10 for the current period presented. Other than the changes in presentation noted above, the adoption of ASU 2014-10 did not have significant impact on our results of operations, financial condition or cash flows.

4.	Fair Value of Financial Instruments

The following table (in thousands) sets forth our assets and liabilities that were measured at fair value on a recurring basis at June 30, 2014 and at December 31, 2013 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

	As of June 30, 2014				As of December 31, 2013
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets:
Money market funds	$73,539	$—	$—	$73,539	$30,325	$—	$—	$30,325

Total assets at fair value	$73,539	$—	$—	$73,539	$30,325	$—	$—	$30,325

Liabilities:
Warrant liability	$—	$—	$30	$30	$—	$—	$19	$19

Total liabilities at fair value	$—	$—	$30	$30	$—	$—	$19	$19

The change in the fair value measurement using significant unobservable inputs (Level 3) is summarized below (in thousands):

Balance at December 31, 2013	$19

Change in fair value recorded as interest income	(40)
Change in fair value recorded as interest expense	51

Balance at June 30, 2014	$30

The warrant liability represents our allocation of a portion of the proceeds from the May 2013 Comerica Loan (as defined in Note 6). The allocation of the proceeds from the Comerica Loan was based on the fair value of the warrant liability on the date of grant. We accounted for equity contracts not indexed to the issuer’s own stock and not meeting the definition of a derivative as an asset or liability. We utilized the Binomial pricing model to determine the fair value of the warrant liability. We record changes in the fair value of the warrant liability as interest expense or interest income, as applicable.

We used significant assumptions in estimating the fair value of the warrant liability including the estimated volatility, risk free interest rate, estimated fair value of the preferred shares, and the estimated life of the warrant. These assumptions were used to establish an expected set of cash flows which were probability-weighted and discounted to present value to determine a fair value.

5.	Accrued Expenses

The components of accrued expenses are as follows (in thousands):

	June 30, 2014	December 31, 2013
Accrued license milestones	$1,000	$1,000
Accrued obligations under clinical contracts	7,013	1,957
Accrued legal and professional services	237	152
Accrued VAT expenses	780	780
Accrued interest	23	24
Accrued compensation and benefits	1,450	1,225
Accrued expenses, other	431	386

Total accrued expenses	$10,934	$5,524

6.	Long-term Debt

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

On May 13, 2013, we secured a venture debt loan with Comerica Bank (the “Comerica Loan”). We borrowed $4.5 million (“Tranche One”), and the proceeds of the loan were utilized to repay all amounts due to MidCap Financial SBIC, LP. The Comerica Loan bears interest at Comerica’s Prime Reference Rate (as defined in the Loan Agreement) subject to a floor of 30 day LIBOR plus 250 basis points plus 4.0%, or 7.25% as of June 30, 2014. The terms allow for an interest only period of 15 months, and the remaining principal and interest will be repaid starting September 2014 over a nine-month period (24 months in total). Maturities for 2014 and 2015 are $4.5million and $0, respectively. Upon (i) Comerica’s receipt of evidence satisfactory to Comerica that the 1,000 patient interim analysis in the REGULATE-PCI study is successful and performed by April 30, 2014 and (ii) our completion of the IPO and receipt of net proceeds of at least $50.0 million prior to June 30, 2013, we had the option to borrow an additional $4.0 million in the second tranche, or (“Tranche Two”). Since the latter of the Tranche Two conditions was not satisfied, Tranche Two is solely at the discretion of Comerica.

Charges recorded as interest expense related to the Comerica Loan, including interest expense charges for changes in fair value related to the warrant liability, were $163,000 for the six months ended June 30, 2014. Interest expense recorded related to the Comerica Loan was $81,000 and $45,000 for the three months ended June 30, 2014 and June 30, 2013, respectively and $163,000 and $45,000 for the six months ended June 30, 2014 and 2013, respectively. Interest expense recorded related to the MidCap Loan was $0 and $30,000 for the three months ended June 30, 2014 and 2013, respectively and $0 and $132,000 for the six months ended June 30, 2014 and 2013, respectively.

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

The Loan Agreement does not contain any ongoing financial covenants.

Scheduled maturities of long-term debt are as follows (in thousands):

June 30, 2014
Year ending December 31:
2014	$4,500
2015	—

Total	$4,500

Less: unamortized discount	(55)
Less – current portion	(4,543)
Plus – fees due at closing(1)	98

Long-term debt, net	$0

(1)	On the date that all of the principal and interest of the Comerica Loan become due and payable, we must pay an end of term fee of $173,000 (the “Final Fee”). The Final Fee is being accreted to interest expense over the term of the Comerica Loan.

In accounting for the Comerica Loan, the loan was separated into debt and warrant liability components. We utilized the Binomial pricing model to determine the fair value of the warrant liability component (see Note 4). The carrying amount of the debt component was determined by deducting the fair value of the warrant liability component from the par value of the Comerica Loan as a whole. The excess of the principal amount of the Comerica Loan component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the term of the loan. The warrant liability component is re-measured at each reporting date and changes in the fair value of the warrant liability are recorded as interest expense or interest income, as applicable.

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

7.	Commitments and Contingencies

On July 10, 2014, the first of two purported securities class action lawsuits was commenced in the United States District Court for the District of New Jersey, naming as defendants us and certain of our officers and directors. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 3 trial of Revolixys in patients undergoing certain percutaneous coronary intervention procedures. Plaintiffs allege, among other things, that we failed to disclose facts related to the potential risk of several allergic reactions following the administration of Revolixys and therefore made false or misleading statements about Revolixys’ safety. Plaintiffs seek damages and an award of reasonable costs and expenses, including attorney’s fees. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of these suits and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. We currently are not able to estimate the possible cost to us from these matters, as these lawsuits are currently at an early stage, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserve for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

In April 2014, we entered into a 6-year lease agreement for 18,467 square feet of administrative office space at 106 Allen Road in Basking Ridge, NJ. The terms of the lease require $0 base rent from August 1, 2014 through January 31, 2015 with the remaining payment schedule noted below:

Start Date	End Date	Per Square Foot	Annual Base Rent	Monthly Base Rent
August 1, 2014	January 31, 2015	$0.00	$0.00	$0.00
February 1, 2015	January 31, 2016	$25.00	$300,000.00	$25,000.00
February 1, 2016	January 31, 2017	$25.50	$382,500.00	$31,875.00
February 1, 2017	January 31, 2018	$26.00	$480,142.00	$40,011.83
February 1, 2018	January 31, 2019	$26.50	$489,375.50	$40,781.29
February 1, 2019	July 31, 2020	$27.00	$498,609.00	$41,550.75

8.	Stockholders’ Equity (in thousands except share and per share amounts)

2014 Public Offering

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

Other 2014 Common and Preferred Stock Transactions

During the first quarter of 2014, we sold 4,000,000 shares of our common stock at a purchase price of $5.00 per share to certain accredited and institutional investors (the “2014 Private Placement”), raising an aggregate of $20.0 million before sales agency fees and offering costs of approximately $1.4 million. The net proceeds of approximately $18.6 million from this offering will be used for general corporate and working capital purposes, including the ongoing REGULATE-PCI clinical trial. In connection with this financing, the Company entered into a securities purchase agreement, pursuant to which it agreed to register the resale of the shares of common stock issued in the financing.

On March 21, 2014, we entered into an exchange agreement, (“Exchange Agreement”), with Biotechnology Value Fund, LP, Biotechnology Value Fund II, LP and Investment 10, LLC, (“the Exchanging Stockholders”), pursuant to which we effected an exchange, (“the Exchange”), of the 2,000,000 shares of our common stock purchased by the exchanging stockholders in our 2014 Private Placement for 10,000 shares of newly designated Series F Convertible Preferred Stock, (“Series F”), with a stated value of $1,000 per share, each share of which is convertible into 200 shares of our common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting our common stock).

The preferred stock was issued without registration under the Securities Act of 1933, as amended, (the “Securities Act”), in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act.

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

Accounting for the Series F Convertible Preferred Stock

Each share of the Series F is convertible into 200 shares of common stock at any time at the option of the holder, subject to adjustment, and the beneficial ownership limitation provision noted above. The Company has recorded the Series F in equity. The initial carrying value of the Series F was $24.8 million. Upon completion of the Exchange, the conversion option of the Series F was immediately exercisable; therefore, the $14.8 million discount related to the BCF was immediately accreted to Series F, resulting in an increase in the carrying value of the Series F by $14.8 million. For the six months ended June 30, 2014, the value of the BCF of $14.8 million was included in the Company’s net loss applicable to common shareholders. See Note 11.

As the Series F are considered participating securities, the Series F participates in the earnings or losses of the Company. Consequently, net losses were adjusted for the deemed distributions relating to the BCF and losses attributable to preferred stockholders to calculate the net loss attributable to common stockholders for the six month period ended June 30, 2014.

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

9.	Stock Based Compensation

Equity Compensation Plans

The 2013 Equity Compensation Plan (the “2013 Plan”) adopted by our Board of Directors in May 2013, became effective upon consummation of the IPO in August 2013. There are 4,408,369 common shares authorized for issuance under the 2013 Plan of which 404,499 were available as of June 30, 2014. Upon effectiveness of the 2013 Plan, stock options outstanding under the 2004 Equity Compensation Plan (the “2004 Plan”) to acquire 1,406,910 shares of our common stock were assumed under the 2013 Plan, leaving stock options to acquire 34,342 shares of our common stock outstanding under the 2004 Plan. There will be no further awards made under the 2004 Plan.

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

The following table shows the weighted average assumptions used to value stock options on the date of grant, as follows:

	Six Months Ended June 30,
	2014
	Employee	Non-Employees
Expected stock price volatility	54.77%	58.42%

Risk-free interest rate	2.52%	0.13%

Expected life of option (in years)	3.50	0.60

Estimated dividend yield	0.00%	0.00%

Weighted-average grant date fair value per share	$2.31	$1.41

There were no options granted during the six months ended June 30, 2013.

Expected stock price volatility was calculated based on the weighted-average of historical information of similar public entities. We will continue to use a weighted-average approach using other similar public entities’ volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The average expected life was determined based on anticipated exercise strategy and cancellation behavior for employees and non-employee directors. For the six months ended June 30, 2014 a forfeiture rate of 1% and 0% was used for employees and nonemployee directors, respectively. We have not paid and do not anticipate paying cash dividends; therefore, the expected dividend rate was assumed to be 0%.

The following table summarizes our aggregate Equity Compensation Plan activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding – December 31, 2013	3,272,837
Granted	1,178,611
Exercised	(12,161)
Forfeited	(65,591)
Expired	(898)

Outstanding – June 30, 2014	4,018,449	$5.48	7.92	$5,739,305

Exercisable – June 30, 2014	1,430,973	$6.82	5.29	$(53,252)

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of June 30, 2014 over the weighted-average exercise price. A negative intrinsic value indicates the weighted-average exercise price is greater than the fair value of the underlying common shares as of June 30, 2014.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The total intrinsic value of options exercised during the six months ended June 30, 2014 was $52,000.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized based on the total grant date fair value of options vested and expected to vest was approximately $1,150,000 and $205,000 for the six months ended June 30, 2014 and 2013, respectively. Due to the valuation allowance against our net deferred tax asset, we have never recognized a tax benefit for stock-based compensation.

All stock options issued to nonemployees (excluding non-employee directors) have been recorded at fair value. Options issued to these nonemployees in exchange for services have resulted in expenses of $0 and $24,000, during the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, approximately $4.1 million of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.8 years.

10.	Income Taxes

We estimate an annual effective tax rate of 0% for the year ending December 31, 2014, as the Company incurred losses for the six months ended June 30, 2014 and are forecasting additional losses through the end of 2014, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2014

Due to our history of losses since inception, there is not enough evidence at this time to support that we will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Therefore, no federal or state income taxes are expected and none have been recorded as of June 30, 2014. Income taxes have been accounted for using the liability method.

11.	Net Loss per Share

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

In March 2014, the Company issued the Series F with a BCF (See Note 8) and recorded a deemed dividend relating to the BCF of $14.8 million for 2014. The Series F participates in earnings or losses of the Company. Consequently, net losses were adjusted for the deemed distribution relating to the BCF and losses attributable to Series F stockholders to calculate the net loss attributable to common stockholders.

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to the Company’s common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss per share:
Numerator:
Net loss	$(21,432)	$(5,602)	$(37,280)	$(8,892)
Deemed dividend related to the beneficial conversion feature of Series F convertible preferred stock	—	—	(14,840)	—
Net loss attributable to common stockholders	(21,432)	(5,602)	(52,120)	(8,892)
Net loss attributable to preferred stockholders	1,269	—	2,032	—
Net loss attributable to common stockholders – basic and diluted	(20,163)	(5,602)	(50,088)	(8,892)

Denominator:
Weighted average common shares outstanding, basic and diluted	31,777,266	231,161	27,659,526	226,221
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(24.24)	$(1.81)	$(39.31)

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position. Securities that may potentially dilute earnings per share in the future that have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Convertible preferred stock	2,000,000	9,396,767	2,000,000	9,396,767
Common stock options	4,369,807	1,441,252	4,369,807	1,441,252
Warrants	9,356	16,332	9,356	16,332

Total	6,379,163	10,854,351	6,379,163	10,854,351

In August 2013, all convertible preferred stock converted into common stock in conjunction with the consummation of our IPO. During the six months ended June 30, 2014, 6,976 warrants were exercised at a weighted average exercise price of $0.17. As of June 30, 2014 and 2013, we had 9,356 and 16,332 warrants outstanding, respectively, that were exercisable into common shares at a weighted average price of $12.02 and $0.17 per share, respectively, at the option of the warrant holder.

12.	Subsequent Events

On July 2, 2014, the Company announced that the DSMB, in agreement with the Company, was initiating a complete review of efficacy and safety data from the REGULATE-PCI trial. This review was initiated as a result of various SAEs that were reported by certain site investigators at several sites around the world. As a result, the Company voluntarily suspended patient enrollment in the REGULATE-PCI trial until the DSMB completes its analysis and communicates its recommendations. In addition, on July 9, 2014 the FDA informed the company that a clinical hold was placed on all patient enrollment and dosing of either study drug in the REGULATE-PCI trial. According to the FDA, this action was taken to formalize the involvement of the FDA in any decision to re-initiate enrollment and dosing in the trial in the future. During this period of data collection and analysis the Company and the principal investigators of the trial remain blinded. It is anticipated that the DSMB will complete their analysis by early September 2014.

On July 10, 2014, the first of two purported securities class action lawsuits was commenced in the United States District Court for the District of New Jersey, naming as defendants us and certain of our officers and directors. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 3 trial of Revolixys in patients undergoing certain percutaneous coronary intervention procedures. Plaintiffs allege, among other things, that we failed to disclose facts related to the potential risk of several allergic reactions following the administration of Revolixys and therefore made false or misleading statements about Revolixys’ safety. Plaintiffs seek damages and an award of reasonable costs and expenses, including attorney’s fees. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe that we have meritorious defenses and intend to defend these lawsuits vigorously.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

In March 2014, we announced that Revolixys received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for anticoagulant therapy to be used in patients with coronary artery disease during PCI. On July 2, 2014, the Company announced that the Data Safety Monitoring Board, or DSMB, in agreement with the Company, was initiating a complete review of efficacy and safety data from the REGULATE-PCI trial. This review was initiated as a result of various serious adverse events, or SAEs, that were reported by certain site investigators at several sites around the world. As a result, the Company voluntarily suspended patient enrollment in the REGULATE-PCI trial until the DSMB completes its analysis and communicates its recommendations. In addition, on July 9, 2014 the United States Food and Drug Administration, or the FDA, informed the company that a clinical hold was placed on all patient enrollment and dosing of either study drug in the REGULATE-PCI trial. According to the FDA, this action was taken to formalize the involvement of the FDA in any decision to re-initiate enrollment and dosing in the trial in the future. During this period of data collection and analysis the Company and the principal investigators of the trial remain blinded. It is anticipated that the DSMB will complete their analysis by early September 2014.

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

Based on these clinical results and after discussion with the FDA and the European Medicines Agency, or EMEA, in September of 2013, we initiated a single, open-label, 13,200 subject Phase 3 trial of Revolixys™ Kit, or the REGULATE-PCI trial, in patients undergoing PCI procedures other than for the treatment of ST elevation myocardial infarctions. In March 2014, we announced that Revolixys received Fast Track designation from the FDA for anticoagulant therapy to be used in patients with coronary artery disease during PCI. On July 2, 2014, the Company announced that the DSMB, in agreement with the Company, was initiating a complete review of efficacy and safety data from the REGULATE-PCI trial. This review was initiated as a result of various SAEs that were reported by certain site investigators at several sites around the world. As a result, the Company voluntarily suspended patient enrollment in the REGULATE-PCI trial until the DSMB completes its analysis and communicates its recommendations. In addition, on July 9, 2014 FDA informed the company that a clinical hold was placed on all patient enrollment and dosing of either study drug in the REGULATE-PCI trial. According to the FDA, this action was taken to formalize the involvement of the FDA in any decision to re-initiate enrollment and dosing in the trial in the future. During this period of data collection and analysis the Company and the principal investigators of the trial remain blinded. It is anticipated that the DSMB will complete their analysis by early September 2014.

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

We are not profitable and do not expect to be profitable in the foreseeable future. We have suffered negative cash flows from operating activities of $32.7 million during the six months ended June 30, 2014. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidate and we have therefore not generated any revenues from product sales. As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2013 with respect to this uncertainty. Due to the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

We incurred aggregate research and development expenses of approximately $31.6 million and $6.0 million for the six months ended June 30, 2014 and 2013, respectively. We expect to incur increased research and development expenses primarily related to our REGULATE-PCI trial.

We track direct external development expenses and direct personnel expenses on each indication for our product candidates. Substantially all of our research and development expenses for Revolixys have related to its initial indication, although we expect certain of the data obtained will support development of additional Revolixys indications as well as the development of REG2. Indirect expenses, such as, overhead costs related to facilities, depreciation, and small supplies are not allocated to specific product candidates or indications. The following table is a summary of our research and development expenses for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Revolixys™ Kit	$17,828	$3,620	$30,510	$4,736
REG3	10	121	13	246
REG2	—	94	—	206
Other	145	17	237	25

Total direct expenses	17,983	3,852	30,760	5,213
Indirect expenses	522	462	861	834

Total research and development expense	$18,505	$4,314	$31,621	$6,047

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

Interest Income (Expense)

Interest income consists of interest earned on our cash and cash equivalents. We expect our interest income earned on cash and cash equivalents to increase as we invest the net proceeds from our 2014 Private Placement and the April 2014 Offering pending their use in our operations. Interest expense in 2014 consisted of fair value adjustments related to our warrant liability and interest charges related to the Comerica Loan. Interest expense in 2013 related to interest incurred on our MidCap loan, Comerica Loan and on our convertible notes.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our

Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission, or SEC, on March 12, 2014. We believe the following accounting policies to be most critical to the judgments and estimates used in preparation of our financial statements and such policies have been reviewed and discussed with our audit committee.

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

The following table shows the weighted average assumptions used to value stock options on the date of grant, as follows:

	Six Months Ended June 30,
	2014
	Employee	Non-Employees
Expected stock price volatility	54.77%	58.42%

Risk-free interest rate	2.52%	0.13%

Expected life of option (in years)	3.5	0.6

Estimated dividend yield	0.00%	0.00%

Weighted-average grant date fair value per share	$2.31	$1.41

Expected stock price volatility was calculated based on the weighted-average of historical information of similar public entities. We will continue to use a weighted-average approach using other similar public entities’ volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The average expected life was determined based on anticipated exercise strategy and cancellation behavior for employees and nonemployees, primarily non-employee directors. For the six month ended June 30, 2014 a forfeiture rate of 1% and 0% was used for employees and nonemployees, respectively. We have not paid and do not anticipate paying cash dividends; therefore, the expected dividend rate was assumed to be 0%. There were no stock option grants made during the six month period ended June 30, 2013.

Total stock-based compensation expense recognized based on the total grant date fair value of options vested and expected to vest was approximately $1,105,000 and $205,000 for the six months ended June 30, 2014 and 2013, respectively,. Due to the valuation allowance against our net deferred tax asset, we have never recognized a tax benefit for stock based compensation.

As of June 30, 2014, approximately $4.1 million of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.8 years.

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

Accounting for Convertible Preferred Stock

On March 21, 2014, we entered into an exchange agreement (the “Exchange Agreement”), with Biotechnology Value Fund, LP, Biotechnology Value Fund II, LP and Investment 10, LLC (the “Exchanging Stockholders”), pursuant to which we effected an exchange (the “Exchange”) of 2,000,000 shares of our common stock purchased by the exchanging stockholders in our 2014 Private Placement for 10,000 shares of newly designated Series F Convertible Preferred Stock (“Series F”), with a stated value of $1,000 per share, each share of which is convertible into 200 shares of our common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting our common stock).

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

As the Series F are considered participating securities, the Series F participates in the earnings or losses of the Company. Consequently, net losses were adjusted for the deemed distributions relating to the beneficial conversion feature (the “BCF”) and losses attributable to preferred stockholders to calculate the net loss attributable to common stockholders for the six months period ended June 30, 2014.

Results of Operations

Three Months Ended June 30, 2014 and 2013

The following table sets forth certain information concerning our results of operations for the periods shown (in thousands):

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)
Operating expenses:
Research and development	$(18,505)	$(4,314)	$14,191
General and administrative	(2,838)	(1,133)	1,705

Total operating expenses	(21,343)	(5,447)	15,896

Other (expense) income:
Interest income	47	68	(21)
Interest expense	(136)	(283)	147
Other Income	—	60	(60)

Total other (expense) income	(89)	(155)	(66)

Net loss	$(21,432)	$(5,602)	$15,830

Net loss attributable to preferred stockholders	1,269	—	(1,269)

Net loss attributable to common stockholders	$(20,163)	$(5,602)	$14,561

Research and Development Expenses

Research and development expenses increased by $14.2 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to the inclusion of the costs of the REGULATE-PCI trial which commenced in September 2013.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily due to increased employee cash and equity compensation costs for existing employees and new hires, as well as, increases in accounting, legal, insurance and other administrative costs associated with becoming a public company.

Other Income (Expense)

Interest income decreased by $21,000 for the three months ended June 30, 2014, compared to the three months ended June 30, 2013 as a result of fair value adjustment related to our warrant liability.

Interest expense decreased by $147,000 for the three months ended June 30, 2014, compared to the three months ended June 30, 2013 primarily due to the termination of the MidCap loan which bore a higher interest rate as compared to the Comerica loan acquired in May 2013.

Other income decreased by $60,000 for the three months ended June 30, 2014, compared to the three months ended June 30, 2013 as a result of sale of patents from a deal with DRI related to our Series E financing. We transferred limited patent rights to Nova Medica in exchange for a negotiated fee with no future rights or obligations for those patents.

Six Months Ended June 30, 2014 and 2013

The following table sets forth certain information concerning our results of operations for the periods shown (in thousands):

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)
Operating expenses:
Research and development	$(31,621)	$(6,047)	$25,574
General and administrative	(5,386)	(2,576)	2,810

Total operating expenses	(37,007)	(8,623)	28,384

Other (expense) income:
Interest income	50	69	(19)
Interest expense	(323)	(398)	75
Other income	—	60	(60)

Total other (expense) income	(273)	(269)	4

Net loss	$(37,280)	$(8,892)	$28,388
Deemed dividend related to beneficial conversion feature of Series F convertible preferred stock	(14,840)	—	14,840

Net loss attributable to preferred stockholders	2,032	—	2,032
Net loss attributable to common stockholders	$(50,088)	$(8,892)	$41,196

Research and Development Expenses

Research and development expenses increased by $25.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to the inclusion of the costs of the REGULATE-PCI trial which commenced in September 2013.

General and Administrative Expenses

General and administrative expenses increased by $2.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily due to increased employee cash and equity compensation costs for existing employees and new hires, as well as, increases in accounting, legal, insurance and other administrative costs associated with becoming a public company.

Other Income (Expense)

Interest income decreased by $19,000 for the six months ended June 30, 2014, compared to the six months ended June 30, 2013 as a result of the fair value adjustment related to our warrant liability.

Interest expense decreased by $75,000 for the six months ended June 30, 2014, compared to the six months ended June 30, 2013 primarily due to the termination of the MidCap loan which bore a higher interest rate as compared to the Comerica loan acquired in May 2013.

Other income decreased by $60,000 for the six months ended June 30, 2014, compared to the six months ended June 30, 2013 as a result of sale of patents from a deal with DRI related to our Series E financing. We transferred limited patent rights to NovaMedica in exchange for a negotiated fee with no future rights or obligations for those patents.

Series F Convertible Preferred Stock Accretion

Accretion of the Series F deemed dividend related to the Series F BCF was $ 14.8 million in 2014 compared to $0 in 2013. The rights and preferences of the Series F, as well as the BCF as a result of the issuance of the Series F, are described further in Note 8 to the notes to the financial statements.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any product revenue. We have funded our operations to date through sales of our equity and debt securities, bank borrowings and government grants. As of June 30, 2014, we had $72.7 million in cash and cash equivalents.

During the six months ended June 30, 2014 we received net proceeds of $18.6 million from the sale of our common stock at a purchase price of $5.00 per share to certain accredited and institutional investors (the “2014 Private Placement”). In August 2013, we completed our IPO. Inclusive of the underwriters’ exercise of the over-allotment option in connection with the IPO, we issued

11,671,500 shares of common stock at a price of $4.00 per share, resulting in net proceeds of approximately $41.1 million. Prior to our IPO, we received net cash proceeds of $147.4 million from sales of preferred stock and convertible note proceeds including convertible notes that were converted to convertible preferred stock. Upon closing of the IPO, all shares of convertible preferred stock then outstanding automatically converted into an aggregate of 9,396,767 shares of common stock.

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

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(32,728)	$(8,520)
Investing activities	(1,475)	(257)
Financing activities	76,235	8,512

Net increase/(decrease) in cash and cash equivalents	$42,032	$(265)

Operating Activities

Net cash used in operating activities was $32.7 million for the six months ended June 30, 2014 and $8.5 million for the six months ended June 30, 2013. Net cash used in operating activities for the six months ended June 30, 2014 principally resulted from REGULATE-PCI trial expenses which commenced in September 2013 and to the increased costs of being a public company, in addition to an increase in accrued expenses. Net cash used in operating activities for the six months ended June 30, 2013 principally resulted from our net loss of $8.9 million which principally related to R&D expenditures and general and administrative costs.

Investing Activities

Net cash used in investing activities was $1.5 million for the six months ended June 30, 2014, of which $1.0 million was cash restricted for payment of an accrued milestone obligation. The remaining balance of approximately $476,000 in 2014, as well as, the $346,000 used in investing activities in 2013, principally resulted from the acquisition of intellectual property rights and equipment.

Financing Activities

Net cash provided by financing activities was $76.2 million for the six months ended June 30, 2014, while $8.5 million was provided by financing activities for the six months ended June 30, 2013. Net cash provided by financing activities for the six months ended June 30, 2014 resulted primarily from $76.2 million in net proceeds from the 2014 Private Placement and the April 2014 Offering. Net cash provided by financing activities for the six months ended June 30, 2013 principally resulted from the issuance of preferred shares net of issuance costs.

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

We believe that our existing cash and cash equivalents plus the proceeds from the 2014 Private Placement and our April 2014 Offering, together with our existing working capital, will be sufficient to fund the REGULATE-PCI trial and our operations through the first quarter of 2015. We need to raise additional financing in the near term to operate our business and fund our REGULATE-PCI trial to completion, which financing may not be available on favorable terms, or at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the risk factors discussed in this report under the heading “Risk Factors” and in our Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

We do not expect Revolixys™ Kit to be commercially available before 2017, if at all. The net proceeds of our IPO, 2014 Private Placement and April 2014 Offering will not be sufficient for us to complete the REGULATE-PCI trial and we will need to raise substantial additional capital to complete the development and commercialization of Revolixys. We also will need to raise substantial additional capital to complete the development and commercialization of Revolixys for additional indications and for our other product candidates. Since successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize our products under development.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In June of 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, Development Stage Entities (Topic 915) “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the consolidated statements of comprehensive loss, cash flows, and changes in stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. We have elected to early adopt the provisions of ASU 2014-10 for the current period presented. Other than the changes in presentation noted above, the adoption of ASU 2014-10 did not have significant impact on our results of operations, financial condition or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting that was identified in connection with the preparation of our consolidated financial statements for the years ended December 31, 2011 and 2012 and is described in the following paragraph.

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

We have implemented and are continuing to implement procedures and controls designed to remediate the material weakness and underlying significant deficiencies. Amongst other actions, we have commenced implementation of enhanced review procedures; begun a comprehensive documentation of our internal controls and procedures; and implemented more formal procedures as to the evaluation of non-routine judgments and estimates. Although we believe these controls will be effective, we have not yet determined if we have successfully remediated the material weakness and those significant deficiencies.

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

Changes in Internal Control over Financial Reporting

Other than remediation efforts described above, there have been no changes in our internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On July 10, 2014, the first of two purported securities class action lawsuits was commenced in the United States District Court for the District of New Jersey, naming as defendants us and certain of our officers and directors. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 3 trial of Revolixys in patients undergoing certain percutaneous coronary intervention procedures. Plaintiffs allege, among other things, that we failed to disclose facts related to the potential risk of several allergic reactions following the administration of Revolixys and therefore made false or misleading statements about Revolixys’ safety. Plaintiffs seek damages and an award of reasonable costs and expenses, including attorney’s fees. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe that we have meritorious defenses and intend to defend these lawsuits vigorously.

In addition, from time to time and in the ordinary course of business, we are subject to various other claims, charges and litigation.

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

Clinical failure can occur at any stage of clinical development. Currently, patient enrollment has been suspended in our REGULATE-PCI trial until the Data Safety Monitoring Board, or the DSMB, has finished its currently ongoing complete review of efficacy and safety data and communicated its recommendations and the FDA has lifted its clinical hold on enrollment and dosing. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical trials. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. Our REGULATE-PCI trial is significantly larger than our RADAR trial, and the results of the RADAR trial may not predict the outcome of a trial so much larger in size. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While members of our management team have experience in designing clinical trials, our company has limited experience in designing clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. For example, if the results of our REGULATE-PCI trial do not achieve the primary efficacy endpoints or demonstrate expected safety, the prospects for approval of Revolixys would be materially and adversely affected. If Revolixys or our other product candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be harmed.

In addition to the DSMB’s current complete review of efficacy and safety data from the REGULATE-PCI trial, the trial includes three interim analyses of Revolixys by the DSMB. The first interim analysis was a general safety analysis after enrollment of 1,000 subjects which occurred in late March 2014, and following which, the trial steering committee recommended that we open the trial to “all comers” pursuant to the trial protocol and the DSMB chair advised the principal investigators for the trial that he did not object to expanding enrollment in the trial at that time. The second interim analysis will be another general safety analysis after 25% of the subjects are enrolled, which prior to the suspension in enrollment, was expected to occur during the third quarter of 2014. The final interim analysis will be an analysis of the general safety and efficacy of Revolixys after 50% of the subjects are enrolled, which prior to the suspension in enrollment, was expected to occur during the fall of 2014. We cannot currently predict the timing of the second or third interim analyses and will not be able to do so until the DSMB has finished its currently ongoing complete review of efficacy and safety data and communicated its recommendations and the FDA has lifted its clinical hold on enrollment and dosing. In addition, the DSMB, the FDA or similar foreign regulatory agencies may initiate other unplanned reviews of the safety and efficacy data, or other aspects of our REGULATE-PCI trial or other clinical trials. If, as a result of any of those interim analyses, the current complete review or any unplanned review, we or the DSMB determine that Revolixys is not safe or that it is futile to continue the trial because of a lack of efficacy, the trial will be terminated. If the results of any one of these analyses is unfavorable, our business would be harmed.

We cannot be certain that Revolixys or any of our other product candidates will receive regulatory approval, and without regulatory approval we will not be able to market our product candidates. Any delay in the regulatory review or approval of Revolixys or any of our other product candidates will materially or adversely harm our business.

We have invested a significant portion of our efforts and financial resources in the development of Revolixys, our most advanced product candidate. Our ability to generate revenue related to product sales, which we do not expect will occur for at least the next several years, if ever, will depend on the successful development and regulatory approval of our product candidates. We commenced our REGULATE-PCI trial in September 2013. In late March 2014, the 1,000th patient was enrolled in REGULATE-PCI. At that time, the trial steering committee recommended that we open the trial to “all comers” pursuant to the trial protocol. In early April, the DSMB chair advised the principal investigators for the trial that he did not object to expanding enrollment in the trial at that time. On July 2, 2014, we announced that the DSMB, in agreement with us, was initiating a complete review of efficacy and safety data from the REGULATE-PCI trial. This review was initiated as a result of various SAEs that were reported by certain site investigators at several sites around the world. As a result, we voluntarily suspended patient enrollment in the REGULATE-PCI trial until the DSMB completes its analysis and communicates its recommendations. In addition, on July 9, 2014 the FDA informed us that a clinical hold was placed on all patient enrollment and dosing of either study drug in the REGULATE-PCI trial. According to the FDA, this action was taken to formalize the involvement of the FDA in any decision to re-initiate enrollment and dosing in the trial in the future. During this period of data collection and analysis we and the principal investigators of the trial remain blinded. It is anticipated that the DSMB will complete their analysis by early September 2014. In addition, the DSMB, the FDA or similar foreign regulatory agencies may initiate unplanned reviews of the safety and efficacy data, or other aspects of our REGULATE-PCI trial or other clinical trials, which may delay or prevent regulatory approval for Revolixys or any of our other product candidates. We may conduct our REGULATE-PCI trial only to learn that Revolixys is not a safe or effective treatment, in which case the REGULATE-PCI trial may not lead to regulatory approval for Revolixys. Similarly, our clinical development programs for our other product candidates may not lead to regulatory approval from the FDA and similar foreign regulatory agencies. This failure to obtain regulatory approvals would prevent our product candidates from being marketed and would have a material and adverse effect on our business.

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

In addition, the environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for NDAs have fluctuated over the last ten years, and we cannot predict the review time for any of our submissions with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes. Moreover, in light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of the U.S. Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of REMS measures that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials, including its current approach to the clinical hold on our REGULATE-PCI trial. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials, including our REGULATE-PCI trial, before completion, or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or may result in approval for a more limited indication than originally sought.

Delays in the commencement, enrollment and completion of our clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for Revolixys and our other product candidates.

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We commenced our REGULATE-PCI trial in September 2013. In late March 2014, the 1,000th patient was enrolled in REGULATE-PCI. At that time, the trial steering committee recommended that we open the trial to “all comers” pursuant to the trial protocol. In early April, the DSMB chair advised the principal investigators for the trial that he did not object to expanding enrollment in the trial at that time; however, this clinical trial is currently on clinical hold until both the DSMB has completed its currently ongoing complete review of efficacy and safety data and communicated its recommendations and the FDA has lifted its clinical hold on enrollment and dosing and may not be completed on schedule, if at all. In addition, we do not know whether planned clinical trials of Revolixys in additional indications and of our other product candidates will begin on time or will be completed on schedule or at all. The commencement, enrollment and completion of our REGULATE-PCI trial or other clinical trials can be delayed for a variety of reasons, including:

•	unfavorable results or recommendations from the DSMB’s current complete review of efficacy and safety data from the REGULATE-PCI trial or the FDA’s failure to lift its clinical hold on enrollment and dosing;

•	any unplanned reviews of our REGULATE-PCI trial or other clinical trials by the DSMB, the FDA or similar foreign regulatory agencies;

•	inability to reach agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inability to maintain necessary supplies of study drug and comparator to maintain predicted enrollment rates at clinical trial sites;

•	regulatory objections to commencing a clinical trial;

•	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•	inability to obtain institutional review board approval to conduct a clinical trial;

•	difficulty recruiting and enrolling subjects to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indication as our product candidates;

•	inability to retain subjects in clinical trials due to the treatment protocol, personal issues, side effects from the therapy or lack of efficacy; and

•	difficulty in importing and exporting clinical trial materials and study samples.

In addition, our REGULATE-PCI trial or any of our other clinical trials may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	failure to pass inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	failure of any CMOs that we use to comply with current Good Manufacturing Practices, or cGMP;

•	unfavorable results or recommendations from the DSMB’s current complete review of efficacy and safety data from the REGULATE-PCI trial or the FDA’s failure to lift its clinical hold on enrollment and dosing;

•	unfavorable results or recommendations in any planned or unplanned reviews of our REGULATE-PCI trial or other clinical trials by the DSMB, the FDA or similar foreign regulatory agencies;

•	unforeseen safety issues or any determination that a clinical trial presents unacceptable health risks;

•	changes in the regulatory requirement and guidance; or

•	lack of adequate funding to continue the clinical trial due to unforeseen costs resulting from enrollment delays, requirements to conduct additional trials and studies, increased expenses associated with the services of our CROs and other third parties or other reasons.

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

We commenced our REGULATE-PCI trial in September 2013. In late March 2014, the 1,000th patient was enrolled in REGULATE-PCI. At that time, the trial steering committee recommended that we open the trial to “all comers” pursuant to the trial protocol. In early April, the DSMB chair advised the principal investigators for the trial that he did not object to expanding enrollment in the trial at that time. On July 2, 2014, we announced that the DSMB, in agreement with us, was initiating a complete review of efficacy and safety data from the REGULATE-PCI trial. This review was initiated as a result of various SAEs that were reported by certain site investigators at several sites around the world. As a result, we voluntarily suspended patient enrollment in the REGULATE-PCI trial until the DSMB completes its analysis and communicates its recommendations. In addition, on July 9, 2014 the FDA informed us that a clinical hold was placed on all patient enrollment and dosing of either study drug in the REGULATE-PCI trial. According to the FDA, this action was taken to formalize the involvement of the FDA in any decision to re-initiate enrollment and dosing in the trial in the future. During this period of data collection and analysis we and the principal investigators of the trial remain blinded. It is anticipated that the DSMB will complete their analysis by early September 2014. The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. Although members of our management team have extensive industry experience, including in the development, clinical testing and commercialization of drug candidates, our company has never conducted a Phase 3 clinical trial before, has limited experience in preparing, submitting and prosecuting regulatory filings, and has not submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete these planned clinical trials in a way that leads to NDA submission and approval of Revolixys and other product candidates we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent or delay commercialization of Revolixys and other product candidates we are developing.

We have never performed a clinical trial comparing the safety or efficacy of Revolixys to bivalirudin. Because our RADAR clinical trials used heparin as a comparator, the risk that our REGULATE-PCI trial does not achieve one or more of its primary endpoints may be increased.

We have never performed a clinical trial directly comparing the safety or efficacy of Revolixys to bivalirudin. Our randomized, partially blinded, dose-ranging Phase 2b trial involving 640 subjects, or the RADAR trial, used standard of care heparin as the comparator and, as a result, we have no clinical trial data directly comparing Revolixys and bivalirudin. The primary efficacy endpoint of our REGULATE-PCI trial is a 20% reduction in the occurrence of ischemic events using Revolixys compared to bivalirudin and the primary safety endpoint of the trial is non-inferiority of Revolixys compared to bivalirudin with respect to major bleeding events. Because we have no clinical trial data directly comparing Revolixys to bivalirudin, the prediction of Phase 3 success based on Phase 2 results is complicated and the risk that REGULATE-PCI does not achieve one or more of these endpoints may be increased.

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

As of June 30, 2014, we are the owner of record of at least five issued or allowed U.S. patents and at least nine issued or allowed non-U.S. patents, as well as the licensee of at least ten issued or allowed U.S. patents and at least twelve issued or allowed non-U.S. patents. We are actively pursuing at least an additional 13 U.S. patent applications, of which four are provisional and nine are non-provisional, at least three international patent applications and at least 48 non-U.S. patent applications in at least twelve jurisdictions as the owner of record, in addition to at least two U.S. patent applications and at least 12 non-U.S. patent applications under license.

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

Risks Relating to Ownership of Our Common Stock

We and certain of our officers and directors have been named as defendants in two purported securities class action lawsuits. These, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits and any other lawsuits to which we are subject will be costly to defend or pursue and are uncertain in their outcome.

Securities class action and derivative litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs.

On July 10, 2014, the first of two purported securities class action lawsuits was commenced in the United States District Court for the District of New Jersey, naming as defendants us and certain of our officers and directors. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 3 trial of Revolixys in patients undergoing certain percutaneous coronary intervention procedures. Plaintiffs allege, among other things, that we failed to disclose facts related to the potential risk of several allergic reactions following the administration of Revolixys and therefore made false or misleading statements about Revolixys’ safety. Plaintiffs seek damages and an award of reasonable costs and expenses, including attorney’s fees.

It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of these suits and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. We currently are not able to estimate the possible cost to us from these matters, as these lawsuits are currently at an early stage, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserve for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

Our executive officers, directors and principal stockholders will have the ability to control all matters submitted to our stockholders for approval.

Our executive officers, directors and stockholders who beneficially owned more than 5% of our common stock, in the aggregate, beneficially own shares representing 60.5% of our common stock as estimated as of June 30, 2014. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Transfer restrictions have recently lapsed with respect to a significant portion of our total outstanding shares of common stock, which may now be sold into the market. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. In connection with our IPO, our 2014 Private Placement and our April 2014 Offering, certain of our stockholders entered into “lock-up” agreements restricting their ability to sell shares of common stock held by them. The last of these transfer restrictions expired in July 2014, and as a result these shares can now be sold in the public market, subject only to compliance with securities laws to the extent such shares are not registered under the Securities Act of 1933, as amended. In addition, certain holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering the resale or other disposition of up to 9,396,767 shares of our common stock or to require us to include those shares in registration statements that we may file for ourselves or other stockholders.

You may be diluted by exercises of outstanding options and warrants.

As of June 30, 2014, we had outstanding options to purchase an aggregate of 4,369,807 shares of our common stock at a weighted average exercise price of $5.48 per share and warrants to purchase an aggregate of 9,356 shares of our common stock at a weighted average exercise price of $12.02 per share. The exercise of such outstanding options and warrants will result in dilution of your investment. In addition, as described below, you may experience additional dilution if we issue common stock in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to complete development and, if approved, commercialization of Revolixys and continue our planned operations. To the extent we raise additional capital by issuing equity securities our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities. If we sell common stock, convertible securities or other equity securities, your investment in our common stock will be diluted. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

(a)	Use of Proceeds from Initial Public Offering of Common Stock

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

No offering costs were paid directly or indirectly to any of our director or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus dated August 22, 2013 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act on August 22, 2013. As of June 30, 2014, we have used all $41.1 million of our net IPO proceeds, primarily towards funding the REGULATE-PCI trial.

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

REGADO BIOSCIENCES, INC.

DATED: August 11, 2014	By:	/s/ David J. Mazzo
David J. Mazzo
President, Chief Executive Officer and Director (Principal Executive Officer)

DATED: August 11, 2014	By:	/s/ R. Don Elsey
R. Don Elsey
Senior Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated April 25, 2014, by and between the Company and R. Don Elsey (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on May 1, 2014 (SEC File No. 001-35953)).

10.2	Lease Agreement, dated April 30, 2014, by and between the Company and 106 Allen Road LLC (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by the registrant on May 5, 2014 (SEC File No. 001-35953)).

10.3

Employment Agreement, dated May 19, 2014, by and between the Company and Nicholas J. Pelliccione, Ph.D. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on May 19, 2014 (SEC File No. 001-35953))

10.4	Regado Biosciences, Inc. 2013 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on June 11, 2014 (SEC File No. 001-35953)).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.