Form 10-Q
period 2014-09-30
Regado Biosciences Inc
filed 2014-11-06
CIK 1311596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 4, 2014, 33,609,212 shares of common stock, $0.001 par value per share, were outstanding.

REGADO BIOSCIENCES, INC.

FORM 10-Q

Quarter Ended September 30, 2014

PART I

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein, other than statements of historical fact, including statements regarding the progress and timing of our product development programs and related trials; our future opportunities; our strategy, future operations, anticipated financial position, future revenues and projected costs; our management’s prospects, plans and objectives; and any other statements about management’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including our “critical accounting estimates”; the outcome of the pending lawsuits against us; timing and amount of termination costs incurred in connection with our workforce reduction plan, the timing and amount of any decrease in annualized cash expenditures as a result of our workforce reduction plan, the timing for completion of the final closure of the REGULATE-PCI trial and outcome of the analysis of the unblinded database and the completion of any potential business alternatives; the performance of contract research organizations who conduct our clinical trials for us; the performance of third-party manufacturers who supply or manufacture our products; regulatory developments in the United States and foreign countries potential product liability claims; our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel; our ability to obtain, maintain, defend and enforce intellectual property rights; the accuracy of our estimates regarding expenses and capital requirements and our ability to adequately support future growth; and the risk factors listed in our Annual Report on Form 10-K and in this report under the heading “Risk Factors”. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

Item 1.	FINANCIAL STATEMENTS

Regado Biosciences, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$60,680	$30,688
Restricted cash	1,082	82
Prepaid expenses	1,247	2,147
Other assets	5,517	6,211

Total current assets	68,526	39,128

Property and equipment, net	316	108
Intangible assets, net	1,350	1,823
Other non-current assets	—	4,694

Total assets	$70,192	$45,753

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,105	$1,557
Accrued expenses	8,259	5,524
Warrant liability	1	19
Current portion of long-term debt	4,089	2,000

Total current liabilities	16,454	9,100
Long-term debt	—	2,452

Total liabilities	16,454	11,552

Commitments and contingencies
Stockholders’ equity:
Series F convertible preferred stock; stated value of $1,000, 1,000,000 shares authorized, 10,000 and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	24,832	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 33,609,212 and 21,310,614 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	34	21
Additional paid-in-capital	232,190	179,159
Accumulated deficit	(203,318)	(144,979)

Total stockholders’ equity	53,738	34,201

Total liabilities and stockholders’ equity	$70,192	$45,753

The accompanying notes are an integral part of these consolidated financial statements.

Regado Biosciences, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenue	$—	$—	$—	$—

Operating expenses:
Research and development	(17,709)	(9,597)	(49,330)	(15,594)
General and administrative	(3,249)	(1,614)	(8,635)	(4,240)

Total operating expenses	(20,958)	(11,211)	(57,965)	(19,834)

Loss from operations	(20,958)	(11,211)	(57,965)	(19,834)

Other (expense) income:
Interest income	34	2	84	71
Interest expense	(136)	(146)	(458)	(545)
Other income (expense)	—	(60)	—	—

Total other expense	(102)	(204)	(374)	(474)

Net loss	$(21,060)	$(11,415)	$(58,339)	$(20,308)

Deemed dividend related to beneficial conversion feature of Series F convertible preferred stock	—	—	(14,840)	—
Net loss attributable to stockholders	(21,060)	(11,415)	(73,179)	(20,308)
Net loss attributable to preferred stockholders	1,183	—	3,329	—
Net loss attributable to common stockholders—basic and diluted	$(19,877)	$(11,415)	$(69,850)	$(20,308)
Comprehensive loss applicable to all stockholders	(21,060)	(11,415)	(73,179)	(20,308)

Loss per share—basic and diluted	$(0.59)	$(1.43)	$(2.35)	$(7.18)

Weighted-average common shares—basic and diluted	33,609,212	8,005,142	29,664,548	2,828,757

The accompanying notes are an integral part of these consolidated financial statements

Regado Biosciences, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows used in operating activities:
Net loss	$(58,339)	$(20,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	86	41
Amortization of patents and licenses	114	75
Impairment of patents	748	10
Impairment of clinical trial supplies	8,190	—
Impairment of prepaid expenses	465	—
Accrued final bank fee	65	33
Amortization of debt discount	72	37
Amortization of debt issuance costs	8	100
Change in fair value of warrant liability	(18)	(56)
Stock-based compensation	1,641	346
Loss on disposal of property and equipment	15	—
Other	—	64
Changes in operating assets and liabilities:
Prepaid expenses	435	(4,832)
Other assets	(7,496)	(244)
Other non-current assets	4,686	(1,855)
Accounts payable	2,548	221
Accrued expenses	2,735	4,242

Net cash used in operating activities	(44,045)	(22,126)

Cash flows used in investing activities:
Change in restricted cash	(1,000)	—
Purchase of property and equipment	(309)	(77)
Patent and license acquisition costs	(389)	(415)
Proceeds received from sale of patents	—	100

Net cash used in investing activities	(1,698)	(392)

Cash flows from financing activities:
Proceeds from borrowings on bank loan	—	4,500
Repayment of borrowings on bank loan	(500)	(4,500)
Payment of bank origination fee	—	(85)
Payment of debt issuance costs	—	(57)
Proceeds from issuance of common stock, net of underwriting discounts and fees	76,723	43,418
Payment of offering costs	(541)	(2,231)
Proceeds from sale of preferred stock, net of issuance costs	—	10,163
Proceeds from issuance of common stock from exercise of options and warrants	53	—
Proceeds from exercise of warrants	—	2

Net cash provided by financing activities	75,735	51,210

Net increase in cash and cash equivalents	$29,992	$28,692
Cash and cash equivalents, beginning of period	30,688	14,764

Cash and cash equivalents, end of period	$60,680	$43,456

Supplemental disclosures of cash flow information:
Cash paid for interest	$248	$465
Supplemental disclosure of non-cash investing and financing activities:
Exchange of common stock for convertible preferred stock, net of issuance costs	$24,832	$—
Fair value of Series F Preferred Stock beneficial conversion feature	$14,840	$—
Accretion of deemed dividend on Series F Convertible Preferred Stock	$(14,840)	$—
Stock issued for cash held in escrow	$—	$5,155

The accompanying notes are an integral part of these consolidated financial statements.

Regado Biosciences, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Regado Biosciences, Inc. (the “Company” or “we” or “our” or “us”) is a development stage enterprise incorporated in the State of Delaware on December 19, 2001, operating primarily in Basking Ridge, New Jersey and Durham, North Carolina. We have been focused on the discovery and development of novel, first-in-class, actively controllable antithrombotic drug systems for acute and sub-acute cardiovascular indications. On August 25, 2014, we announced the permanent termination of enrollment in our REGULATE-PCI phase 3 trial for our lead program, Revolixys™ Kit, formerly known as REG1. The decision was made based on a recommendation from the trial’s Data and Safety Monitoring Board, or DSMB, following their analysis of the data from the first approximately 3,250 patients enrolled in what was intended to be a 13,200-patient trial comparing the safety and efficacy of Revolixys Kit with bivalirudin. Prior to the substantial suspension of our clinical development activities, we were conducting the REGULATE-PCI trial to evaluate Revolixys™ Kit, a two-component system consisting of pegnivacogin, an anticoagulant aptamer specifically targeting coagulation Factor IXa, and its complementary oligonucleotide active control agent, anivamersen. Revolixys was being developed for use in patients with a wide variety of acute coronary syndromes, or ACS, undergoing a percutaneous coronary intervention, or PCI, a hospital-based procedure used to mechanically open or widen obstructed coronary arteries.

In September 2014, we announced that our Board of Directors retained MTS Health Partners, L.P., or MTS, and Cowen & Company, LLC, or Cowen, to act as financial advisors in connection with our exploration of potential business alternatives. In addition, the Company announced the restructuring activities described in Note 12 to reduce costs following the termination of the REGULATE-PCI trial as part of the Company’s decision to focus resources on three principal activities following the termination of the trial: completion of the final closure of the REGULATE-PCI trial and analysis of the unblinded database from the trial, diligence activities associated with thoroughly exploring potential business alternatives, and the Company’s compliance activities associated with being a public company in good regulatory standing. Our evaluation of potential business alternatives entails numerous significant risks and uncertainties, including the risks and uncertainties set forth in Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q in our Annual Report on Form 10-K. There can be no assurance that our evaluation of potential business alternatives will result in any transaction.

2. Basis of Presentation

Principles of Consolidation

In March 2013, we incorporated Regado Biosciences Europe Limited, a wholly owned subsidiary registered in England and Wales, in order to establish a legal presence in the European Union (the “EU”) for the purpose of conducting clinical trials in the EU. Regado Biosciences Europe Limited had no operations during the three or nine months ended September 30, 2014 and 2013.

The accompanying consolidated financial statements include the accounts of Regado Biosciences, Inc. and its wholly owned subsidiary, Regado Biosciences Europe Limited. All intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information under Article 210.8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly our financial position as of September 30, 2014, the results of our operations for the three and nine months ended September 30, 2014 and 2013, and our cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year or any other interim period.

Liquidity

Our financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Operations since inception have consisted primarily of developing and acquiring product technologies and securing financing.

The accompanying financial statements have been prepared assuming that we will operate as a going concern. We have had negative cash flows from operating activities of $44.0 million during the nine months ended September 30, 2014. Prior to our initial public offering (“IPO”), we were funded primarily through the issuance of preferred stock and debt. We will continue to closely monitor and analyze expenses and make adjustments as necessary to prioritize business operations. Following the restructuring described in Note 12, and assuming that a transaction involving a potential business alternative is not consummated, we believe that the net proceeds from our recent common stock offerings to new and existing investors (see Note 8) will be sufficient for us to fund our reduced operations for the foreseeable future.

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

Clinical Trial Supplies

Historically, we capitalized materials that were to be used in our REGULATE-PCI clinical trial that had an alternative future use in either ongoing or future clinical research or development projects. Clinical trial supplies may comprise material used to manufacture active pharmaceutical ingredients (“API”) used to develop our product candidates, in-process or completed API, in-process or completed unlabeled finished drug product and labeled finished drug product. With the termination of the REGULATE-PCI trial and suspension of development activities we have, and will continue, to expense these supplies.

We utilize contract manufacturing organizations, or CMOs, to produce API and finished drug product for use in clinical trials. As we do not have facilities that meet the requisite regulatory requirements for storage of API or finished drug product produced, we use a third-party facility for storage. Upon release from the manufacturer, API is shipped to a third-party storage facility. For production of finished drug product, API is shipped from the storage facility to the finished drug product manufacturing site. Unlabelled finished drug product is either shipped from the manufacturer back to the third-party storage facility or directly to the third-party labeling site. Labeled finished drug product is held by the third-party labeling site until it is shipped to the clinical sites for trial use.

As of September 30, 2014 we wrote down $8.2 million, to R&D expenses, which was the recorded value of all clinical trial supplies. As of December 31, 2013, clinical trial supplies included in other current assets were $4.6 million of which $1.6 million and $3.0 million represented API held at the third party storage facility and drug product located at depots, respectively.

Clinical Agreements

We enter into various clinical trial agreements with academic research organizations (“AROs”) and clinical research organizations (“CROs”) for the planning, management and execution of clinical trials. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. Costs for ARO and CRO contracts are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided by vendors on their actual costs incurred; such costs are charged to research and development expense in the accompanying consolidated statements of comprehensive loss. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. Upfront contract signing fees are amortized over the life of the respective contract; unamortized contract signing fees are included in other current assets. Cumulative amortization costs are $1.0 million as of September 30, 2014.

In the accompanying consolidated balance sheet as of September 30, 2014, other current assets include $3.9 million of upfront payments of which $2.8 million will be applied to final invoices as required under the respective contract, and $1.1 million will be amortized as contract signing costs in the fourth quarter of 2014, which is the revised expected completion date for the contract. By comparison, prepaid expenses on the December 31, 2013 consolidated balance sheet included $1.1 million related to clinical agreements. Other non-current assets on December 31, 2013 included $4.5 million of upfront payments of which $2.8 million will be applied to final invoices as required under the respective contract, and $1.7 million were to be amortized as contract signing costs over the remaining life of the respective contract, or approximately three years.

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

Intangible Assets

The Company’s policy is to file patent application(s) to protect technology, inventions and improvements that are considered important to the development of its business. The patent positions of technology companies, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. Upon receipt of a patent grant, respective costs are amortized over the remaining life of the patent. Given the current status of the Company, any patents approved subsequent to September 30, 2014 will be expensed.

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

4. Fair Value of Financial Instruments

The following table (in thousands) sets forth our assets and liabilities that were measured at fair value on a recurring basis at September 30, 2014 and at December 31, 2013 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

	As of September 30, 2014				As of December 31, 2013
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets:
Money market funds	$59,862	$—	$—	$59,862	$30,325	$—	$—	$30,325

Total assets at fair value	$59,862	$—	$—	$59,862	$30,325	$—	$—	$30,325

Liabilities:
Warrant liability	$—	$—	$1	$1	$—	$—	$19	$19

Total liabilities at fair value	$—	$—	$1	$1	$—	$—	$19	$19

The change in the fair value measurement using significant unobservable inputs (Level 3) is summarized below (in thousands):

Balance at December 31, 2013	$19

Change in fair value recorded as interest income	(69)
Change in fair value recorded as interest expense	51

Balance at September 30, 2014	$1

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

5. Accrued Expenses

The components of accrued expenses are as follows (in thousands):

	September 30, 2014	December 31, 2013
Accrued license milestones	$1,000	$1,000
Accrued obligations under clinical contracts	3,520	1,957
Accrued legal and professional services	144	152
Accrued VAT expenses	780	780
Accrued interest	21	24
Accrued compensation and benefits	2,402	1,225
Accrued expenses, other	392	386

Total accrued expenses	$8,259	$5,524

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

On May 13, 2013, we secured a venture debt loan with Comerica Bank (the “Comerica Loan”). We borrowed $4.5 million (“Tranche One”), and the proceeds of the loan were utilized to repay all amounts due to MidCap Financial SBIC, LP. The Comerica Loan bears interest at Comerica’s Prime Reference Rate (as defined in the Loan Agreement) subject to a floor of 30 day LIBOR plus 250 basis points plus 4.0%, or 7.25% as of September 30, 2014. The terms allow for an interest only period of 15 months, and the remaining principal and interest will be repaid starting September 2014 over a nine-month period (24 months in total). Maturities for 2014 and 2015 are $4.5 million and $0, respectively. Upon (i) Comerica’s receipt of evidence satisfactory to Comerica that the 1,000 patient interim analysis in the REGULATE-PCI study was successful and performed by April 30, 2014 and (ii) our completion of the IPO and receipt of net proceeds of at least $50.0 million prior to June 30, 2013, we had the option to borrow an additional $4.0 million in the second tranche, or (“Tranche Two”). Since the latter of the Tranche Two conditions was not satisfied, Tranche Two is solely at the discretion of Comerica.

Interest expense recorded related to the Comerica Loan, including changes in fair value of warrants, was $82,000 and $138,000 for the three months ended September 30, 2014 and 2013, respectively and $245,000 and $211,000 for the nine months ended September 30, 2014 and 2013, respectively. Interest expense recorded related to the MidCap Loan was $0 and $0 for the three months ended September 30, 2014 and 2013, respectively and $0 and $325,000 for the nine months ended September 30, 2014 and 2013, respectively.

In connection with the funding of Tranche One, we issued to Comerica a warrant to purchase 156,250 shares of the Series E Preferred Stock at a price of $0.72 per share, or the Warrant Price, subject to adjustment for stock splits, combinations, reclassifications or exchanges and certain dilutive issuances. After giving effect to our IPO and reverse stock split, the warrant was adjusted to a warrant to purchase 9,356 shares of our common stock at a price of $12.02 per share (see Note 4).

Under the terms of the Loan Agreement, we granted Comerica a first priority security interest in substantially all of our assets other than our intellectual property. The Loan Agreement does not contain any ongoing financial covenants.

The Loan Agreement provides that upon the occurrence of and during a period of default as defined therein, interest on the loan will accrue at a penalty rate. Upon the occurrence and during the continuance of a default, or a material adverse event, Comerica may, at its election, make all obligations under the Loan Agreement immediately due and payable, cease advancing money or extending credit, exercise its right of setoff, foreclose on our assets, dispose of collateral at a public or private sale, and exercise any other remedies available to a secured creditor at law or in equity. Management has discussed the loan agreement with Comerica, and Comerica has indicated they are not planning to exercise their call option as the Company has adequate cash on the balance sheet and is submitting required capital repayments.

Scheduled maturities of long-term debt are as follows (in thousands):

September 30, 2014
Year ending December 31:
2014	$4,000
Less: unamortized discount	(31)
Less—current portion	(4,089)
Plus—fees due at closing(1)	120

Long-term debt, net	$—

(1)	On the date that all of the principal and interest of the Comerica Loan become due and payable, we must pay an end of term fee of $173,000 (the “Final Fee”). The Final Fee is being accreted to interest expense over the term of the Comerica Loan.

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

7. Commitments and Contingencies

On July 10, 2014, the first of two purported securities class action lawsuits was commenced in the United States District Court for the District of New Jersey, naming as defendants The Company and certain of our officers and directors. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 3 trial of Revolixys in patients undergoing certain percutaneous coronary intervention procedures. Plaintiffs allege, among other things, that we failed to disclose facts related to the potential risk of several allergic reactions following the administration of Revolixys and therefore made false or misleading statements about Revolixys’ safety. Plaintiffs seek damages and an award of reasonable costs and expenses, including attorney’s fees. On September 8, 2014, two prospective lead plaintiffs filed motions to consolidate the lawsuits, appoint a lead plaintiff, and appoint lead counsel. On September 26, 2014, the Court consolidated the lawsuits and appointed a lead plaintiff and lead counsel. We expect the lead plaintiff to file a consolidated complaint. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of these suits and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. We have a multi-layer Directors and Officers (“D&O”) insurance policy which will provide reimbursement of the defense costs. There is not a guarantee that our insurance limits will be sufficient to cover all incurred expenses. We currently are not able to estimate the possible cost to us from these matters, as these lawsuits are currently at an early stage, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserve for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

In April 2014, we entered into a 6-year lease agreement for 18,467 square feet of administrative office space at 106 Allen Road in Basking Ridge, NJ. The total contractual obligation is $2.1 million.

8. Stockholders’ Equity (in thousands except share and per share amounts)

2014 Public Offering

In April 2014, we consummated an underwritten public offering of 10,000,000 shares of our common stock (the “April 2014 Offering”) at a price of $6.00 per share or $5.64 per share after deducting underwriting discounts and commissions. Upon the underwriters’ exercise of the over-allotment option in connection with this offering, we issued an additional 279,461 shares of common stock resulting in total net proceeds to us of approximately $57.5 million after deducting underwriting discounts of $3.7 million and offering costs of $0.5 million. In connection with the April 2014 Offering, the Company, each of its officers and directors and certain stockholders agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any of their common stock or securities convertible into or exchangeable for shares of common stock for a 90-day period after the offering, except with the prior written consent of the underwriters. This restriction has now expired.

Other 2014 Common and Preferred Stock Transactions

During the first quarter of 2014, we sold 4,000,000 shares of our common stock at a purchase price of $5.00 per share to certain accredited and institutional investors (the “2014 Private Placement”), raising an aggregate of $20.0 million before sales agency fees and offering costs of approximately $1.4 million. . In connection with this financing, the Company entered into a securities purchase agreement, pursuant to which it agreed to register the resale of the shares of common stock issued in the financing.

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

Accounting for the Series F Convertible Preferred Stock

Each share of the Series F is convertible into 200 shares of common stock at any time at the option of the holder, subject to adjustment, and the beneficial ownership limitation provision noted above. The Company has recorded the Series F in equity. The initial carrying value of the Series F was $24.8 million. Upon completion of the Exchange, the conversion option of the Series F was immediately exercisable; therefore, the $14.8 million discount related to the BCF was immediately accreted to Series F, resulting in an increase in the carrying value of the Series F by $14.8 million. For the nine months ended September 30, 2014, the value of the BCF of $14.8 million was included in the Company’s net loss applicable to common shareholders (see Note 11).

As the Series F are considered participating securities, the Series F participates in the earnings or losses of the Company. Consequently, net losses were adjusted for the deemed distributions relating to the BCF and losses attributable to preferred stockholders to calculate the net loss attributable to common stockholders for the nine months period ended September 30, 2014.

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

9. Stock Based Compensation

Equity Compensation Plans

The 2013 Equity Compensation Plan (the “2013 Plan”) adopted by our Board of Directors in May 2013, became effective upon consummation of the IPO in August 2013. There are 4,408,369 common shares authorized for issuance under the 2013 Plan of which 289,741 were available as of September 30, 2014. Upon effectiveness of the 2013 Plan, stock options outstanding under the 2004 Equity Compensation Plan (the “2004 Plan”) to acquire 1,406,910 shares of our common stock were assumed under the 2013 Plan, leaving stock options to acquire 34,342 shares of our common stock outstanding under the 2004 Plan. There will be no further awards made under the 2004 Plan.

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

The following table shows the weighted average assumptions used to value stock options on the date of grant, as follows:

	Nine Months Ended September 30,
	2014
	Employee	Non-Employees
Expected stock price volatility	55.17%	62.71%
Risk-free interest rate	1.33%	0.10%
Expected life of option (in years)	3.20	0.60
Estimated dividend yield	0.00%	0.00%
Weighted-average grant date fair value per share	$2.22	$2.06

There were no options granted during the nine months ended September 30, 2013.

Expected stock price volatility was calculated based on the weighted-average of historical information of similar public entities, for a period consistent with the expected life of the option. We will continue to use a weighted-average approach using other similar public entities’ volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The average expected life was determined based on anticipated exercise strategy and cancellation behavior for employees and non-employee directors. For the nine months ended September 30, 2014 a forfeiture rate of 1% and 0% was used for employees and nonemployee directors, respectively. We have not paid and do not anticipate paying cash dividends; therefore, the expected dividend rate was assumed to be 0%.

The following table summarizes our aggregate Equity Compensation Plan activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding – December 31, 2013	3,272,837
Granted	1,292,011
Exercised	(12,161)
Forfeited	(69,591)
Expired	(3,889)

Outstanding – September 30, 2014	4,483,207	$5.41	7.73	$(19,170,641)

Exercisable – September 30, 2014	2,302,226	$5.93	6.33	$(11,046,080)

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of September 30, 2014 over the weighted-average exercise price. A negative intrinsic value indicates the weighted-average exercise price is greater than the fair value of the underlying common shares as of September 30, 2014.

The total intrinsic value of options exercised during the nine months ended September 30, 2014 was $29,814.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized based on the total grant date fair value of options vested and expected to vest was approximately $1,641,000 and $346,000 for the nine months ended September 30, 2014 and 2013, respectively. Due to the valuation allowance against our net deferred tax asset, we have never recognized a tax benefit for stock-based compensation.

All stock options issued to nonemployees (excluding non-employee directors) have been recorded at fair value. Options issued to these nonemployees in exchange for services have resulted in expenses of $0 and $24,000, during the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, approximately $3.7 million of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.8 years.

10. Income Taxes

We estimate an annual effective tax rate of 0% for the year ending December 31, 2014, as the Company incurred losses for the nine months ended September 30, 2014 and are forecasting additional losses through the end of 2014, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2014

Due to our history of losses since inception, there is not enough evidence at this time to support that we will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Therefore, no federal or state income taxes are expected and none have been recorded as of September 30, 2014. Income taxes have been accounted for using the liability method.

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

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to the Company’s common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss per share:
Numerator:
Net loss	$(21,060)	$(11,415)	$(58,339)	$(20,308)
Deemed dividend related to the beneficial conversion feature of Series F convertible preferred stock	—	—	(14,840)	—
Net loss attributable to common stockholders	(21,060)	(11,415)	(73,179)	(20,308)
Net loss attributable to preferred stockholders	1,183	—	3,329	—
Net loss attributable to common stockholders — basic and diluted	(19,877)	(11,415)	(69,850)	(20,308)

Denominator:
Weighted average common shares outstanding, basic and diluted	33,609,212	8,005,142	29,664,548	2,828,757
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(1.43)	$(2.35)	$(7.18)

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position. Securities that may potentially dilute earnings per share in the future that have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Convertible preferred stock	2,000,000	—	2,000,000	—
Common stock options	4,483,207	2,818,732	4,483,207	2,818,732
Warrants	9,356	16,332	9,356	16,332

Total	6,492,563	2,835,064	6,492,563	2,835,064

In August 2013, all convertible preferred stock converted into common stock in conjunction with the consummation of our IPO. During the nine months ended September 30, 2014, 6,976 warrants were exercised at a weighted average exercise price of $0.17. As of September 30, 2014 and 2013, we had 9,356 and 16,332 warrants outstanding, respectively, that were exercisable into common shares at a weighted average price of $12.02 and $0.17 per share, respectively, at the option of the warrant holder.

12. Restructuring

On September 24, 2014, the Company announced a workforce reduction plan to reduce costs following the termination of the REGULATE-PCI trial. Pursuant to the workforce reduction plan, the Company will eliminate approximately 60% of the Company’s workforce, or 20 employees, across all operational sites. The Company committed to the workforce reduction plan on September 17, 2014 and it is expected to be complete by the end of the Company’s 2014 fiscal year, with the majority of the reduction coming on September 30. Affected employees are being offered separation benefits, including severance payments, and temporary healthcare coverage assistance. In connection with the elimination of positions as part of the workforce reduction plan, the Company estimates incurring total charges of approximately $2 million, primarily for one-time termination benefits and facility closure expenses. . These charges will occur in the third and fourth quarters of 2014. Additionally, the Company is evaluating its facilities and the associated contractual obligations to determine the appropriate course of action. The Company currently cannot estimate these amounts, but expects to file an amended Current Report on Form 8-K within four business days of making such determination.

13. Subsequent Events

On October 9, 2014, David J. Mazzo resigned as the Chief Executive Officer of the Company and from the Board of Directors of the Company. Dr. Mazzo’s resignation did not result from any disagreement with the Company with respect to its operations, policies or practices.

Immediately following Dr. Mazzo’s resignation, Michael A. Metzger was appointed by the Board to succeed Dr. Mazzo, effective immediately, as Chief Executive Officer of the Company. Additionally, the Board elected Mr. Metzger to serve as a director of the Company, filling the vacancy created by Dr. Mazzo’s resignation. Mr. Metzger has served as the Company’s President and Chief Operating Officer since December 2013.

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

Overview

We are a biopharmaceutical company that has been focused on the discovery and development of novel, first-in-class, actively controllable antithrombotic drug systems for acute and sub-acute cardiovascular indications. On August 25, 2014, we announced the permanent termination of enrollment in our REGULATE-PCI phase 3 trial for our lead program, Revolixys™ Kit, formerly known as REG1. The decision was made based on a recommendation from the trial’s Data and Safety Monitoring Board, or DSMB, following their analysis of the data from the first approximately 3,250 patients enrolled in what was intended to be a 13,200-patient trial comparing the safety and efficacy of Revolixys Kit with bivalirudin. Prior to the substantial suspension of our clinical development activities, we were conducting the REGULATE-PCI trial to evaluate Revolixys™ Kit, a two-component system consisting of pegnivacogin, an anticoagulant aptamer specifically targeting coagulation Factor IXa, and its complementary oligonucleotide active control agent, anivamersen. Revolixys was being developed for use in patients with a wide variety of acute coronary syndromes, or ACS, undergoing a percutaneous coronary intervention, or PCI, a hospital-based procedure used to mechanically open or widen obstructed coronary arteries.

In September 2014, we announced that our Board of Directors retained MTS Health Partners, L.P., or MTS, and Cowen & Company, LLC, or Cowen, to act as financial advisors in connection with our exploration of potential business alternatives. In addition, the Company, announced the restructuring activities described in Note 12 to the financial statements to reduce costs following the termination of the REGULATE-PCI trial as part of the Company’s decision to focus resources on three principal activities following the termination of the trial: completion of the final closure of the REGULATE-PCI trial and analysis of the unblinded database from the trial, diligence activities associated with thoroughly exploring potential business alternatives, and the Company’s compliance activities associated with being a public company in good regulatory standing. Our evaluation of potential business alternatives entails numerous significant risks and uncertainties, including the risks and uncertainties set forth in Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q in our Annual Report on Form 10-K. There can be no assurance that our evaluation of potential business alternatives will result in any transaction.

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

We are not profitable and do not expect to be profitable in the foreseeable future. We have suffered negative cash flows from operating activities of $44.0 million during the nine months ended September 30, 2014. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidate and we have therefore not generated any revenues from product sales. As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2013 with respect to this uncertainty. As of September 30, 2014, we had approximately $60.7 million of cash and cash equivalents. In September 2014, we implemented a workforce reduction plan described in Note 12 to the financial statements and other cost-cutting measures in an attempt to extend our cash resources as long as possible, though there are no assurances that such efforts will be effective. Following the restructuring described in Note 12, and assuming that a transaction involving a potential business alternative is not consummated, we anticipate that our cash resources will be sufficient to fund our reduced operations for the foreseeable future. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses over the next twelve months could vary materially and adversely as a result of a number of factors, including the risks and uncertainties set forth in Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q in our Annual Report on Form 10-K.

Financial Operations Overview

Revenue

To date, we have not generated any product revenue and do not expect to in the foreseeable future.

Research and Development Expenses

Prior to the suspension of our clinical development activities, our research and development activity was focused on conducting a Phase III trial for our lead product candidate, Revolixys™ Kit, formerly known as REG1, a two-component system consisting of pegnivacogin, an anticoagulant aptamer specifically targeting coagulation Factor IXa, and its complementary oligonucleotide active control agent, anivamersen for. Our research and development expenses consist of the costs associated with our research and discovery activities, conducting preclinical studies and clinical trials and activities related to regulatory filings. Our research and development expenses consist of:

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

Historically we have expensed research and development costs as incurred, with the exception of materials purchased and/or manufactured for use in clinical trials which we capitalized. Clinical trial supplies are comprised of materials that will be used in our clinical trials that also have an alternative future use in either ongoing or future clinical research or development projects. Capitalized clinical trial supplies that are determined to be unsuitable for future use are immediately expensed to research and development; otherwise, clinical trial supplies are expensed to research and development when shipped to clinical sites for use in clinical studies or when used in other research and development projects. Costs for clinical agreements, including ARO and CRO contracts, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided by vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued expenses.

Conducting a significant amount of research and development has been central to our business model and results. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We have suspended our research and development activities and are in the process of completing necessary regulatory activities. As a result we expect our research and development expenses to decrease in future periods for the foreseeable future.

We incurred aggregate research and development expenses of approximately $49.3 million and $15.6 million for the nine months ended September 30, 2014 and 2013, respectively. We expect to incur decreased research and development expenses primarily related to the termination of our REGULATE-PCI trial.

We track direct external development expenses and direct personnel expenses on each indication for our product candidates. Substantially all of our research and development expenses for Revolixys have related to its initial indication, though prior to the termination of the REGULATE-PCI trial, we also expected certain of the data obtained to support the development of additional Revolixys indications as well as REG2, an additional pipeline opportunity involving an extended release formulation of pegnivacogin that we had also been pursuing prior to the termination of the REGULATE-PCI trial. Indirect expenses, such as, overhead costs related to facilities, depreciation, and small supplies are not allocated to specific product candidates or indications. The following table is a summary of our research and development expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Revolixys™ Kit	$17,359	$8,777	$47,870	$13,466
REG3	17	244	30	487
REG2	—	177	—	383
Other	38	—	275	—

Total direct expenses	17,414	9,198	48,175	14,366
Indirect expenses	295	399	1,155	1,258

Total research and development expense	$17,709	$9,597	$49,330	$15,594

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related benefit costs, including stock-based compensation for administrative personnel. Other general and administrative expenses include facility costs, and professional fees for legal, consulting, auditing and tax services. We anticipate that our general and administrative expenses will decrease in future periods following the workforce reduction plan announced in September 2014 (see Note 12 to the financial statements). This reduction may be offset by increased spending in support of the identification and evaluation of potential business alternatives and in defense of the currently pending litigation against us.

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

The following table shows the weighted average assumptions used to value stock options on the date of grant, as follows:

	Nine Months Ended September 30,
	2014
	Employee	Non-Employees
Expected stock price volatility	55.17%	62.71%
Risk-free interest rate	1.33%	0.10%
Expected life of option (in years)	3.20	0.60
Estimated dividend yield	0.00%	0.00%
Weighted-average grant date fair value per share	$2.22	$2.06

Expected stock price volatility was calculated based on the weighted-average of historical information of similar public entities. We will continue to use a weighted-average approach using other similar public entities’ volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The average expected life was determined based on anticipated exercise strategy and cancellation behavior for employees and nonemployees, primarily non-employee directors. For the nine month ended September 30, 2014 a forfeiture rate of 1% and 0% was used for employees and nonemployees, respectively. We have not paid and do not anticipate paying cash dividends; therefore, the expected dividend rate was assumed to be 0%. There were no stock option grants made during the nine month period ended September 30, 2013.

Total stock-based compensation expense recognized based on the total grant date fair value of options vested and expected to vest was approximately $1,641,000 and $346,000 for the nine months ended September 30, 2014 and 2013, respectively,. Due to the valuation allowance against our net deferred tax asset, we have never recognized a tax benefit for stock based compensation.

As of September 30, 2014, approximately $3.7 million of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.8 years.

Clinical Trial Supplies

We have capitalized materials that were slated for use in our REGULATE-PCI clinical trials that had an alternative future use in either ongoing or future clinical research and development projects. Clinical trial supplies may comprise material used to manufacture active pharmaceutical ingredients (“API”) used to develop our product candidates, in-process or completed API, in-process or completed unlabeled finished drug product and labeled finished drug product. Clinical trial supplies are stated at cost, using the first-in, first-out method (“FIFO”), and are reported in the accompanying consolidated balance sheets in other current assets. Clinical trial supplies that are determined to be unsuitable for future use are immediately expensed; otherwise clinical trial supplies are expensed when shipped to clinical sites for use in clinical studies or when used in other research and development projects.

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

As the Series F are considered participating securities, the Series F participates in the earnings or losses of the Company. Consequently, net losses were adjusted for the deemed distributions relating to the beneficial conversion feature (the “BCF”) and losses attributable to preferred stockholders to calculate the net loss attributable to common stockholders for the nine months period ended September 30, 2014.

Results of Operations

Three Months Ended September 30, 2014 and 2013

The following table sets forth certain information concerning our results of operations for the periods shown (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013
Operating expenses:
Research and development	$(17,709)	$(9,597)	$8,112
General and administrative	(3,249)	(1,614)	1,635

Total operating expenses	(20,958)	(11,211)	9,747

Other (expense) income:
Interest income	34	2	32
Interest expense	(136)	(146)	(10)
Other expense	—	(60)	(60)

Total other expense	(102)	(204)	(102)

Net loss	$(21,060)	$(11,415)	$9,645
Net loss attributable to preferred stockholders	1,183	—	(1,183)
Net loss attributable to common stockholders	$(19,877)	$(11,415)	$8,462

Research and Development Expenses

Research and development expenses increased by $8.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to the inclusion of the costs of the REGULATE-PCI trial which commenced in September 2013 in addition to the expensing the clinical trial supplies that were previously capitalized. Costs and severance accruals associated with the workforce reduction plan caused an increase as well.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily due to increased employee cash and equity compensation costs for existing employees and new hires, as well as, increases in accounting, legal, insurance and other administrative costs associated with becoming a public company in addition to costs and severance accruals associated with the workforce reduction plan.

Other Income (Expense)

Interest income increased by $32,000 for the three months ended September 30, 2014, compared to the three months ended September 30, 2013 as a result of fair value adjustment related to our warrant liability.

Interest expense decreased by $10,000 for the three months ended September 30, 2014, compared to the three months ended September 30, 2013 primarily due to the termination of the MidCap loan which bore a higher interest rate as compared to the Comerica loan acquired in May 2013.

Other income decreased by $60,000 for the three months ended September 30, 2014, compared to the three months ended September 30, 2013 as a result of sale of patents from a deal with DRI related to our Series E financing. We transferred limited patent rights to Nova Medica in exchange for a negotiated fee with no future rights or obligations for those patents.

Nine Months Ended September 30, 2014 and 2013

The following table sets forth certain information concerning our results of operations for the periods shown (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013
Operating expenses:
Research and development	$(49,330)	$(15,594)	$33,736
General and administrative	(8,635)	(4,240)	4,395

Total operating expenses	(57,965)	(19,834)	38,131

Other (expense) income:
Interest income	84	71	13
Interest expense	(458)	(545)	(87)

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013
Total other expense	(374)	(474)	(100)

Net loss	$(58,339)	$(20,308)	$38,031
Deemed dividend related to beneficial conversion feature of Series F convertible preferred stock	(14,840)	—	14,840
Net loss attributable to preferred stockholders	3,329	—	3,329
Net loss attributable to common stockholders	$(69,850)	$(20,308)	$49,542

Research and Development Expenses

Research and development expenses increased by $33.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to the inclusion of the costs of the REGULATE-PCI trial which commenced in September 2013 in addition to the expensing the clinical trial supplies that were previously capitalized and costs associated with the workforce reduction plan.

General and Administrative Expenses

General and administrative expenses increased by $4.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily due to increased employee cash and equity compensation costs for existing employees and new hires, as well as, increases in accounting, legal, insurance and other administrative costs associated with becoming a public company in addition to costs associated with the workforce reduction plan.

Other Income (Expense)

Interest income increased by $13,000 for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013 as a result of the fair value adjustment related to our warrant liability.

Interest expense decreased by $87,000 for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013 primarily due to the termination of the MidCap loan which bore a higher interest rate as compared to the Comerica loan acquired in May 2013.

Series F Convertible Preferred Stock Accretion

Accretion of the Series F deemed dividend related to the Series F BCF was $ 14.8 million in 2014 compared to $0 in 2013. The rights and preferences of the Series F, as well as the BCF as a result of the issuance of the Series F, are described further in Note 8 to the notes to the financial statements.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any product revenue. We have funded our operations to date through sales of our equity and debt securities, bank borrowings and government grants. As of September 30, 2014, we had $60.7 million in cash and cash equivalents, compared to $30.7 million in cash and cash equivalents as of December 31, 2013. Following the restructuring described in Note 12, and assuming that a transaction involving a potential business alternative is not consummated, we anticipate that our cash resources will be sufficient to fund our operations for the foreseeable future. However, changes may occur that would cause us to consume our existing capital prior to that time, including the progress and outcome of our current evaluation of potential business alternatives. Additionally, actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the discontinuation of the REGULATE-PCI trial, costs related to the defense of currently pending litigation against us and our activities with respect to the identification and evaluation of potential business alternatives.

We expect that we will need additional financing to support our long-term plans. We expect to finance our cash needs through the sale of equity securities, strategic collaborations and/or debt financings, or through other sources that may be dilutive to existing stockholders. There can be no assurance that we will be able to obtain funding from any of these sources or, if obtained, what the terms of such funding(s) may be, or that any amount that we are able to obtain will be adequate to support our working capital requirements until we achieve profitable operations. We have no current committed sources of additional capital but are constantly assessing market conditions so that we may take advantage of financing opportunities. If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all our research and development programs.

During the nine months ended September 30, 2014 we received net proceeds of $18.6 million from the sale of our common stock at a purchase price of $5.00 per share to certain accredited and institutional investors (the “2014 Private Placement”). In August 2013, we completed our IPO. Inclusive of the underwriters’ exercise of the over-allotment option in connection with the IPO, we issued 11,671,500 shares of common stock at a price of $4.00 per share, resulting in net proceeds of approximately $41.1 million. Prior to our IPO, we received net cash proceeds of $147.4 million from sales of preferred stock and convertible note proceeds including convertible notes that were converted to convertible preferred stock. Upon closing of the IPO, all shares of convertible preferred stock then outstanding automatically converted into an aggregate of 9,396,767 shares of common stock.

In April 2014, we consummated an underwritten public offering of 10,000,000 shares of our common stock at a price of $6.00 per share or $5.64 per share after deducting underwriting discounts and commissions. Upon the underwriters’ exercise of the over-allotment option in connection with this offering, we issued an additional 279,461 shares of common stock resulting in total net proceeds to us of approximately $57.5 million after deducting underwriting discounts of $3.7 million and offering costs of $0.5 million. The Company intends to use the net proceeds of the April 2014 Offering to fund the continued development of its product candidates, primarily the close down of the REGULATE-PCI trial, and for general working capital.

In connection with the April 2014 Offering, the Company, each of its officers and directors and certain stockholders have agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any of their common stock or securities convertible into or exchangeable for shares of common stock for a 90-day period after the offering, except with the prior written consent of the underwriters. This restriction has expired.

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

The Loan Agreement provides that upon the occurrence of and during a period of default as defined therein, interest on the loan will accrue at a penalty rate. Upon the occurrence and during the continuance of a default, or a material adverse event, Comerica may, at its election, make all obligations under the Loan Agreement immediately due and payable, cease advancing money or extending credit, exercise its right of setoff, foreclose on our assets, dispose of collateral at a public or private sale, and exercise any other remedies available to a secured creditor at law or in equity. Management has discussed the loan agreement with Comerica and Comerica has indicated they are not planning to exercise their call option as the Company has adequate cash on the balance sheet and is submitting required capital repayments.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(44,045)	$(22,126)
Investing activities	(1,698)	(392)
Financing activities	75,735	51,210

Net decrease in cash and cash equivalents	$29,992	$28,692

Operating Activities

Net cash used in operating activities was $44.0 million for the nine months ended September 30, 2014 and $22.1 million for the nine months ended September 30, 2013. Net cash used in operating activities for the nine months ended September 30, 2014 principally resulted from REGULATE-PCI trial expenses which commenced in September 2013 and to the increased costs of being a public company, in addition to an increase in accrued expenses. Net cash used in operating activities for the nine months ended September 30, 2013 principally resulted from our net loss of $20.3 million which principally related to R&D expenditures and general and administrative costs.

Investing Activities

Net cash used in investing activities was $1.7 million for the nine months ended September 30, 2014, of which $1.0 million was cash restricted for payment of an accrued milestone obligation. The remaining balance of approximately $698,000 in 2014, as well as, the $392,000 used in investing activities in 2013, principally resulted from the acquisition of intellectual property rights and equipment.

Financing Activities

Net cash provided by financing activities was $75.7 million for the nine months ended September 30, 2014, while $51.2 million was provided by financing activities for the nine months ended September 30, 2013. Net cash provided by financing activities for the nine months ended September 30, 2014 resulted primarily from $76.2 million in net proceeds from the 2014 Private Placement and the April 2014 Offering. Net cash provided by financing activities for the nine months ended September 30, 2013 principally resulted from the issuance of preferred shares net of issuance costs.

Funding Requirements

We have suspended all product candidate development. We have reduced our workforce and expect to significantly reduce expenses and operating losses for the remainder of 2014. We anticipate that our expenses may increase if:

•	we enter into a transaction involving a potential business alternative;

•	we seek to discover new product candidates;

•	we identify product candidates to develop;

•	the defense of the pending litigation against us takes longer than expected or results in an outcome that is worse than expected and our D&O insurance coverage is insufficient;

•	We believe that our existing cash and cash equivalents will be sufficient to fund our operations for the foreseeable future. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the risk factors discussed in this report under the heading “Risk Factors” and in our Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the outcome of the pending litigation against us;

•	the results of our identification and evaluation of potential business alternatives;

. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting that was identified in connection with the preparation of our consolidated financial statements for the years ended December 31, 2011 and 2012 and is described in the following paragraph.

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

Changes in Internal Control over Financial Reporting

Other than remediation efforts described above, there have been no changes in our internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On July 10, 2014, the first of two purported securities class action lawsuits was commenced in the United States District Court for the District of New Jersey, naming as defendants us and certain of our officers and directors. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 3 trial of Revolixys in patients undergoing certain percutaneous coronary intervention procedures. Plaintiffs allege, among other things, that we failed to disclose facts related to the potential risk of several allergic reactions following the administration of Revolixys and therefore made false or misleading statements about Revolixys’ safety. Plaintiffs seek damages and an award of reasonable costs and expenses, including attorney’s fees. On September 8, 2014, two prospective lead plaintiffs filed motions to consolidate the lawsuits, appoint a lead plaintiff, and appoint lead counsel. On September 26, 2014, the Court consolidated the lawsuits and appointed a lead plaintiff and lead counsel. We expect the lead plaintiff to file a consolidated complaint. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe that we have meritorious defenses and intend to defend these lawsuits vigorously. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims. While the Company has D&O insurance, there is no assurance that the coverage will be sufficient.

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

We have a history of operating losses and cannot give assurance of future revenues or operating profits; investors may lose their entire investment.

We have incurred net losses in all prior reporting periods, including net losses of $34.4 million and $58.3 million during the twelve months ended December 31, 2013 and the nine months ended September 30, 2014, respectively. As of September 30, 2014, we had an accumulated deficit of $203.3 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. Our losses have resulted principally from costs incurred in our discovery and development activities.

Following the termination of our REGULATE-PCI trial, we initiated a process to identify and evaluate potential business alternatives. If this process is not successful, we may never achieve or sustain profitability on a quarterly or annual basis or return value to our stockholders. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment:

If our process to identify and evaluate potential business alternatives is not successful, our Board of Directors may decide to pursue a dissolution and liquidation of our company.

There can be no assurance that process to identify and evaluate potential business alternatives will result in a successful alternative for our business. If no transactions with respect to potential business alternatives are identified and completed, our Board of Directors may decide to pursue a dissolution and liquidation of our company. If our Board of Directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) obligations under our outstanding indebtedness; (ii) obligations under our employment and separation agreements with certain members of its management that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company, (iii) the pending litigation against us, and other various claims and legal actions arising in the ordinary course of business and (iv) non-cancelable lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our Board of

Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock may lose their entire investment in the event of a bankruptcy, liquidation, dissolution or winding up of our company.

We have substantially suspended all clinical development activities and our review of a possible transaction with respect to one or more of our clinical development programs is uncertain.

In September 2014, we announced plans to suspend all clinical development activities. Consistent with this announcement, we have substantially suspended all clinical development activities with a goal of conserving capital and maximizing value returned to our stockholders. As a result of our September 2014 announcement, we recorded $8.9 million of non-cash impairment charges related to our other current asset and intangible assetss and $1.8 million in accrued severance. Our process to identify and evaluate potential business alternatives includes a review of the possible sale or disposition of one or more of our clinical candidates or other assets. There can be no assurance that our process to identify and evaluate potential business alternatives will result in any definitive offer to acquire our clinical development programs, or if made what the terms thereof will be or that any other transaction involving our clinical development programs will be approved or consummated. If any definitive offer to acquire our clinical development programs is made, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving our candidates and/or other assets, that is consummated would deliver the anticipated benefits or enhance stockholder value.

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

We are a development stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to developing our technology and undertaking preclinical studies and clinical trials of Revolixys and our other product candidates. We have not yet obtained regulatory approvals for any of our product candidates and have terminated their development. In addition, we have initiated a process to identify and evaluate potential business alternatives. Consequently, any predictions made about our future success or viability may not be accurate given our limited operating history and the likelihood that our future operations will differ significantly from our operations to date. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere or incorporated by reference in this report and also include:

•	the outcome of our process to identify and evaluate potential business alternatives;

•	the outcome of the pending litigation against us;

•	our ability to obtain additional funding;

•	delays in the identification of additional product candidates, and if identified, the commencement, enrollment and timing of clinical trials, including as a result of inability to manufacture or purchase sufficient drug supply to conduct a clinical trial;

•	the success of our clinical trials through all phases of clinical development, with respect to any product candidates that may be identified in the future;

•	any delays in regulatory review and approval of any product candidates that may be identified in the future;

•	our ability to obtain and maintain regulatory approval for any product candidates that may be identified in the futures in the United States and foreign jurisdictions;

•	potential side effects of our any product candidates that may be identified in the future that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies, or REMS, or cause an approved drug to be taken off the market;

•	our dependence on third-party manufacturers, or CMOs, to supply or manufacture our products;

•	our dependence on clinical research organizations, or CROs, to conduct our clinical trials;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	market acceptance of our product candidates;

•	our ability to establish and maintain an effective sales and marketing infrastructure, either through the creation of a commercial infrastructure or through strategic collaborations;

•	competition from existing products or new products that may emerge;

•	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;

•	our ability to leverage our proprietary technology platform to discover and develop additional product candidates;

•	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to build our finance infrastructure and improve our accounting systems and controls;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials; and

•	our ability to obtain and maintain adequate insurance policies.

Accordingly, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

The audit opinion on our financial statements contains a going concern modification.

Based on our cash balances, recurring losses, net capital deficiency and debt outstanding as of December 31, 2013 and our projected spending in 2014, which raise substantial doubt about our ability to continue as a going concern, the audit opinion on our audited financial statements as of and for the year ended December 31, 2013 contains a going concern modification. We believe that following the restructuring described in Note 12, and assuming that a transaction involving a potential business alternative is not consummated, our cash balance as of September 30, 2014 will be sufficient for us to fund our projected operating requirements for the foreseeable future. However, if we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Amounts due under our loan with Comerica Bank, or Comerica, may become immediately due and payable upon the occurrence of a material adverse change, as defined under the loan agreement. Under the terms of the Comerica loan agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. In addition, the inclusion of a going concern statement by our auditors, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

Risks Relating to the Development and Regulatory Approval of Our Product Candidates

Following the termination of the REGULATE-PCI trial, we have terminated development on all of our product candidates, and may not be able to identify any additional product candidates for development in the future.

We terminated development on all of our product candidates as part of the Company’s decision to focus resources on three principal activities following the termination of the REGULATE-PCI trial: completion of the final closure of the REGULATE-PCI trial and analysis of the unblinded database from the trial, diligence activities associated with thoroughly exploring potential business alternatives, and the Company’s compliance activities associated with being a public company in good regulatory standing. As a result, we have initiated a process to identify and evaluate potential business alternatives. If this process is not successful in identifying any additional product candidates for development, then we would be unable to generate revenue through product sales and our business would be harmed.

Clinical failure can occur at any stage of clinical development. We have currently terminated development of Revolixys, our lead product candidate, as a result of clinical failure. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate that we identify and attempt to advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Clinical failure can occur at any stage of clinical development. On August 25, 2014 we announced the permanent termination of enrollment in our REGULATE-PCI phase 3 trial for our lead program, Revolixys™ Kit, formerly known as REG1. The decision was made based on a recommendation from the DSMB, following their analysis of the data from the first approximately 3,250 patients enrolled in what was intended to be a 13,200-patient trial comparing the safety and efficacy of Revolixys Kit with bivalirudin. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical trials. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. For example, despite positive findings in earlier clinical trials, the REGULATE-PCI phase 3 trial for Revolixys was not successful. Since we have terminated development of Revolixys and our other product candidates it is unlikely we will be able to obtain regulatory approval for them and our business has been harmed.

We cannot be certain that any product candidate that we may identify in the future will receive regulatory approval, and without regulatory approval we will not be able to market our product candidates. Any delay in the regulatory review or approval of Revolixys or any of our other product candidates will materially or adversely harm our business.

Prior to the termination of the REGULATE-PCI trial, we invested a significant portion of our efforts and financial resources in the development of Revolixys, up to then our most advanced product candidate. Our ability to generate revenue related to product sales, which we do not expect will occur for at least the next several years, if ever, will depend on the successful development and regulatory approval of our product candidates. Following termination of the REGULATE-PCI trial, it is unlikely we will ever generate revenue related to product sales of Revolixys. Similarly, our clinical development programs for our other product candidates [have been substantially suspended] and therefore may not lead to regulatory approval from the FDA and similar foreign regulatory agencies. This failure to obtain regulatory approvals would prevent our product candidates from being marketed and would have a material and adverse effect on our business.

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

In addition, the environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for NDAs have fluctuated over the last ten years, and we cannot predict the review time for any of our submissions with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes. Moreover, in light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of the U.S. Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of REMS measures that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials, before completion, or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or may result in approval for a more limited indication than originally sought

In the event we identify product candidates in the future, delays in the commencement, enrollment and completion of our clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for such other product candidates.

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of any product candidates we identify in the future. In addition, we do not know whether planned clinical trials of such product candidates will begin on time or will be completed on schedule or at all. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

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

In addition, any of our clinical trials may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

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

We have never conducted a Phase 3 clinical trial or submitted an NDA before, and may be unable to do so for any other product candidates that we may identify in the future.

The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. Although members of our management team have extensive industry experience, including in the development, clinical testing and commercialization of drug candidates, our company has never conducted a Phase 3 clinical trial other than the REGULATE-PCI trial, which was terminated in August 2014, has limited experience in preparing, submitting and prosecuting regulatory filings, and has not submitted an NDA before. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, despite positive findings in earlier clinical trials, the REGULATE-PCI phase 3 trial for Revolixys was not successful. Consequently, we may be unable to successfully and efficiently execute and complete clinical trials in a way that leads to NDA submission and approval of any product candidates that we may identify in the future. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent or delay commercialization of any product candidates that we may identify in the future.

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

As of September 30, 2014, we are the owner of record of at least eight issued or allowed U.S. patents and at least nine issued or allowed non-U.S. patents, as well as the licensee of at least ten issued or allowed U.S. patents and at least twelve issued or allowed non-U.S. patents. We are actively pursuing at least an additional ten U.S. patent applications, of which four are provisional and six are non-provisional, at least three international patent applications and at least 49 non-U.S. patent applications in at least twelve jurisdictions as the owner of record, in addition to at least two U.S. patent applications and at least 11 non-U.S. patent applications under license.

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

On July 10, 2014, the first of two purported securities class action lawsuits was commenced in the United States District Court for the District of New Jersey, naming as defendants us and certain of our officers and directors. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 3 trial of Revolixys in patients undergoing certain percutaneous coronary intervention procedures. Plaintiffs allege, among other things, that we failed to disclose facts related to the potential risk of several allergic reactions following the administration of Revolixys and therefore made false or misleading statements about Revolixys’ safety. Plaintiffs seek damages and an award of reasonable costs and expenses, including attorney’s fees. On September 8, 2014, two prospective lead plaintiffs filed motions to consolidate the lawsuits, appoint a lead plaintiff, and appoint lead counsel. On September 26, 2014, the Court consolidated the lawsuits and appointed a lead plaintiff and lead counsel. We expect the lead plaintiff to file a consolidated complaint.

It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of these suits and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. We currently are not able to estimate the possible cost to us from these matters, as these lawsuits are currently at an early stage, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserve for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. While the Company has D&O insurance, there is no assurance that the coverage will be sufficient.

Our executive officers, directors and principal stockholders will have the ability to control all matters submitted to our stockholders for approval.

Our executive officers, directors and stockholders who beneficially owned more than 5% of our common stock, in the aggregate, beneficially own shares representing approximately 60% of our common stock as estimated as of September 30, 2014. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As of September 30, 2014, we had outstanding options to purchase an aggregate of 4,483,207 shares of our common stock at a weighted average exercise price of $5.41 per share and warrants to purchase an aggregate of 9,356 shares of our common stock at a weighted average exercise price of $12.02 per share. The exercise of such outstanding options and warrants will result in dilution of your investment. In addition, as described below, you may experience additional dilution if we issue common stock in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities. If we sell common stock, convertible securities or other equity securities, your investment in our common stock will be diluted. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

No offering costs were paid directly or indirectly to any of our director or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus dated August 22, 2013 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act on August 22, 2013. As of September 30, 2014, we have used all $41.1 million of our net IPO proceeds, primarily towards funding the REGULATE-PCI trial.

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

REGADO BIOSCIENCES, INC.

DATED: November 6, 2014	By:	/s/ Michael A. Metzger
Michael A. Metzger
President, Chief Executive Officer and Director
(Principal Executive Officer)

DATED: November 6, 2014	By:	/s/ R. Don Elsey
R. Don Elsey
Senior Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*	XBRL Taxonomy Definition Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.