Form 10-K
period 2014-12-31
Regado Biosciences Inc
filed 2015-02-12
CIK 1311596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 totaled approximately $153.6 million based on the closing stock price as reported by The NASDAQ Capital Market.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 6, 2015 there were 33,609,212 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2014 in connection with the registrant’s Special Meeting of Stockholders to approve, among other things our pending merger with Tobira Therapeutics, Inc. announced on January 14, 2015, are incorporated by reference under Part III of this Form 10-K

REGADO BIOSCIENCES, INC.

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2014

PART I

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein, other than statements of historical fact, including statements regarding the progress and timing of our product development programs and related trials; our future opportunities; our strategy, future operations, anticipated financial position, future revenues and projected costs; our management’s prospects, plans and objectives; and any other statements about management’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including our “critical accounting estimates”; the outcome of the pending lawsuits against us; timing and amount of termination costs incurred in connection with our workforce reduction plan, the timing and amount of any decrease in annualized cash expenditures as a result of our workforce reduction plan, the timing for completion of the final closure of the REGULATE-PCI trial and outcome of the analysis of the unblinded database and the completion of any potential business alternatives; the performance of contract research organizations who conduct our clinical trials for us; the performance of third-party manufacturers who supply or manufacture our products; regulatory developments in the United States and foreign countries potential product liability claims; our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel; our ability to obtain, maintain, defend and enforce intellectual property rights; and the risk factors in this report under the heading “Risk Factors.” All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

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

In September 2014, we announced that our Board of Directors retained MTS Health Partners, L.P., or MTS, and Cowen & Company, LLC, or Cowen, to act as financial advisors in connection with our exploration of potential business alternatives. In addition, the Company announced the restructuring activities described in Note 7 to the financial statements to reduce costs following the termination of the REGULATE-PCI trial as part of the Company’s decision to focus resources on three principal activities following the termination of the trial: completion of the final closure of the REGULATE-PCI trial and analysis of the unblinded database from the trial, diligence activities associated with thoroughly exploring potential business alternatives, and the Company’s compliance activities associated with being a public company in good regulatory standing. As such, although we continue to describe our intellectual property assets and programs herein, we are no longer pursuing development of such assets or expending material resources on them.

Recent Developments

On January 14, 2015, the Company announced that it had entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Tobira Therapeutics, Inc., a Delaware corporation (“Tobira”), a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics to treat liver disease, human immunodeficiency virus, fibrosis and inflammation, Landmark Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”) and, solely with respect to Section 5.14 of the Merger Agreement, Brent Ahrens, as the agent of Tobira’s stockholders.

Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by the Company’s stockholders and Tobira’s stockholders, the Merger Sub will be merged with and into Tobira (the “Merger”), with Tobira surviving the Merger as a wholly-owned subsidiary of the Company. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

At the effective time of the Merger, but subject to the escrow provisions described below: (a) each outstanding share of Tobira’s common stock will be converted into and exchanged for the number of shares of the Company’s common stock (the “Company Common Stock”) equal to the exchange ratio described below; (b) each outstanding Tobira stock option will be assumed by the Company; and (c) certain warrants to acquire Tobira capital stock will be assumed by the Company.

Under the exchange ratio formula in the Merger Agreement, immediately after the Merger, but excluding the effect of any financing (as described below), the former Tobira security holders are expected to own approximately 68% of the aggregate number of shares of the Company Common Stock, and the stockholders of the Company immediately prior to the Merger (the “Company Stockholders”) are expected to own approximately 32% of the aggregate number of shares of the Company Common Stock (on a fully diluted basis). This exchange ratio will be adjusted to the extent the Company’s net cash at closing is greater or less than $38 million.

Following the Merger, Tobira’s Chief Executive Officer, Laurent Fischer, M.D., will be the Company’s Chief Executive Officer, and the Company’s corporate headquarters will be relocated to 701 Gateway Blvd, Suite 300, South San Francisco, CA 94080. Additionally, following the Merger, the board of directors of the Company will consist of nine seats and will be comprised of six representatives of Tobira and three representatives of the Company, with the Company’s current chairman of the board of directors, Dennis Podlesak, continuing to act as chairman of the board of the Company following the Merger.

The Merger Agreement contains customary representations, warranties and covenants made by the Company and Tobira, including covenants relating to obtaining the requisite approvals of the stockholders of the Company and Tobira, indemnification of directors and officers, the Company’s and Tobira’s conduct of their respective businesses between the date of signing the Merger Agreement and the closing of the Merger and a covenant by the Company to, following the closing of the Merger, file a registration statement on Form S-3 to register the resale of the shares of Company Common Stock issued pursuant to the Merger Agreement.

The authorization and issuance of the shares of Company Common Stock in the Merger and in the financing described below, amendments of the Company charter related to changing the name of the Company and a potential reverse stock split are subject to approval by the Company’s stockholders. The Merger is subject to other customary closing conditions, including, among other things, the accuracy of the representations and warranties, subject to certain materiality qualifications, compliance by the parties with their respective covenants and no law or order preventing the Merger and related transactions.

The Merger Agreement may be terminated by either party under certain circumstances, including, among others: (i) if the closing has not occurred by the six-month anniversary of the Merger Agreement; (ii) if a court or other governmental entity has issued a final and non-appealable order prohibiting the closing; (iii) if the Company’s or Tobira’s stockholders fail to approve the transaction; (iv) upon a material uncured breach by the other party that would result in a failure of the conditions to the closing; or (v) in the event of a material adverse event. Upon termination of the Merger Agreement for a party’s failure to obtain the approval of its stockholders, such party is obligated to pay the other party a termination fee of $1 million plus reimburse the other party’s fees and expenses up to $250,000. If such party enters into an agreement relating to an Acquisition Transaction (as defined in the Merger Agreement) or consummates an Acquisition Transaction within 12 months following a termination for the failure to obtain stockholder approval, such party is obligated to pay an additional $1 million to the other party. In addition, if the Merger Agreement is terminated due to certain breaches of the Merger Agreement, the breaching party is obligated to reimburse up to $250,000 of the other party’s fees and expenses.

Intellectual Property

We have a large and diverse portfolio, described more fully below, which includes claims directed to aptamers, pharmaceutical compositions containing aptamers, aptamer formulations, methods for altering the affinity of an aptamer for a target molecule and for treating disease and disorders, as well as methods of manufacturing aptamers and aptamer formulations. As of December 31, 2014, we are the owner of record of at least eight issued or allowed U.S. patents and at least seven issued or allowed non-U.S. patents, as well as the licensee of at least ten issued or allowed U.S. patents and at least thirteen issued or allowed non-U.S. patents. We had been actively pursuing at least an additional 10 U.S. patent applications, of which five are provisional and five are non-provisional, at least three international patent applications and at least 38 non-U.S. patent applications in at least twelve jurisdictions as the owner of record, in addition to at least two U.S. patent applications and at least 11 non-U.S. patent applications under license. We do not expect to continue spending money on new patents except in limited situations, and will only spend sufficient funds to maintain existing patents of perceived value.

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

Maintaining the value of our intellectual property assets will depend on the ability to obtain and maintain patent and other proprietary rights in commercially important technology, inventions and know-how related to our business, the validity and enforceability of our patents, the continued confidentiality of our trade secrets as well as our ability to operate without infringing the valid and enforceable patents and proprietary rights of third parties.

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

The patent portfolios for our proprietary technology platform and our three most advanced product candidates as of December 31, 2014 are summarized below.

Our Proprietary Technology Platform

Our active aptamer control agent technology was co-discovered by Dr. Christopher P. Rusconi, while at Duke University, or Duke. Those discoveries are disclosed and claimed in a patent portfolio owned by Duke, or the Duke portfolio, and exclusively licensed to us, on terms described more fully below. The Duke portfolio includes broad claims directed to aptamers and pharmaceutical compositions containing aptamers, as well as methods for modulating coagulation. By stage and geographic focus, the Duke portfolio includes issued U.S. patents, such as U.S. Patent Nos. 7,312,325; 7,776,837; 7,300,922; 8,143,233 and 8,283,330, pending U.S. patent applications, such as U.S. Patent Application Nos. 11/789,992 and 13/428,352, and corresponding issued and foreign national or regional counterpart patents or applications. The issued and pending applications include broad subject matter directed to modulation of aptamer function in the body by a number of different methods. The most significant issued patent within the Duke portfolio, U.S. Patent No. 7,300,922, is expected to expire in 2023, as a result of patent term adjustments. If issued, the last to expire pending patent application within this portfolio would expire in 2022, excluding any patent term adjustments or extensions.

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

We issued 11,452 shares of our common stock to Duke as consideration for the license agreement in 2005. In addition, the license agreement provided for the potential payment to Duke for an aggregate of $1.75 million per product upon the achievement of specified development and regulatory approval milestones. Such milestones include $500,000 payable upon the commencement of the REGULATE-PCI trial, which occurred in September 2013. Accordingly, we made a milestone payment of $500,000 to Duke, which was charged to research and development expense in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2013. With the termination of our development program no further payments to Duke are anticipated. All of our product candidates are subject to the terms of the Duke license.

We also are required to pay Duke royalties based on a percentage of net sales for products and services sold by us or our sublicensees that utilize, incorporate or practice any of the licensed patent rights. The percentage royalty rate is in the low single digits. These royalties may be reduced if we are required to obtain a third-party license to practice the Duke patent rights. With the termination of our product development and clinical trials no royalties are anticipated to be paid.

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

We issued 6,736 shares of our common stock to Archemix as consideration for the license agreement in addition, the agreement provided for potential payments to Archemix for an aggregate of $5.5 million upon the achievement of specified development and regulatory approval milestones. Such milestones include $1.0 million payable upon the commencement of the REGULATE-PCI trial, which occurred in September 2013. Accordingly, $1.0 million was paid in December 2014 and is reflected in period cash flow. The expense for this item was reflected in the consolidated statement of comprehensive loss for the year ended December 31, 2013. All of our product candidates are subject to the terms of the Archemix license.

We also are required to pay Archemix royalties based on the net sales of licensed products by us and our affiliates. The royalty rate is in the mid-single digits. The longest lived patent rights licensed to us under the agreement are expected to expire in 2017. No royalties are anticipated to be paid.

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

We may terminate the agreement at any time upon 60 days’ written notice. Either party may terminate the agreement if the other party commits a material breach of the agreement and fails to cure the breach within 60 days after written notice. Absent any early termination, the term of the agreement continues until the last valid claim within the licensed patent rights expires. The agreement provides that upon expiration, we will have a paid up, exclusive, worldwide licensed under the know-how rights licensed from Archemix in the field licensed to us under the agreement. No further payments to Archemix are anticipated.

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

We are required to purchase 100% of our and our sublicensees’ requirements of the PEG for the REG1 product from Nektar, at a purchase price defined in the agreement, which purchase price is subject to annual increases based on inflation index changes. As of December 31, 2014, there were no remaining purchase commitments.

We may terminate the agreement at any time upon 60 days’ written notice, subject to our obligation to pay an early termination fee to Nektar. Our right to terminate the agreement early is further subject to our obligation to continue to make certain minimum purchases from Nektar of the PEG and to continue to pay Nektar royalties for net sales of REG1 that incorporates such PEG purchased from Nektar. Either party may terminate the agreement if the other party fails to comply with the material terms of the agreement and does not correct such failure within 30 days for failures to make timely payment or 90 days for other failures. Nektar also may terminate the agreement if we or a sublicensee challenges the validity, scope or enforceability of or otherwise opposes any of the patent rights licensed to us under the agreement. Absent any early termination, the term of the agreement continues until all royalty obligations under the agreement expire. The are no royalty obligations remaining.

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

Concurrently with the signing of the Tech Transfer Agreement, we also entered into a letter agreement with DRI pursuant to which we were obligated to pay DRI a make-whole payment up to a maximum amount of $1.2 million in the event that an independent appraiser’s valuation of certain patent applications assigned to DRI under the Tech Transfer Agreement was less than $1.2 million. The letter agreement provides that such payment will be refunded to us if DRI receives certain capital contribution credits with respect to such patent applications in connection with its investment in NovaMedica. DRI has advised us that the independent appraiser valued the assigned patent applications at more than $1.2 million. As a result, DRI is not entitled to any make-whole payment under the terms of the letter agreement. In addition, we have agreed to indemnify DRI against any claims brought by NovaMedica arising out of or resulting from any breach of specified representations and warranties which we made in the Tech Transfer Agreement up to a maximum amount of $1.2 million, less any payments made to DRI in connection with the valuation of the assigned intellectual property. Our indemnification obligation will expire two years following the first commercial sale of REG1 or our other product candidates in the Covered Territory or six years after the date of the letter agreement if no such commercial sales have occurred.

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

Facilities

Our corporate headquarters are located in Basking Ridge, New Jersey, where we lease 18,237 square feet of office space. In April 2014, we entered into a six-year lease agreement for this facility. We are actively marketing this space for assignment or sublet as we no longer need this space. As of December 31, 2014 the lease on our lab facility in Durham, North Carolina expired and this space has been returned to the landlord. In May 2013, we entered into a three-year lease agreement for 1,657 square feet of administrative office space in Durham, North Carolina. This lease is current and active.

Employees

As of December 31, 2014, we had a total of 4 employees all of whom are full time employees and work in New Jersey. None of our employees are represented by a labor union and we consider our employee relations to be good. We engage consultants as required to provide critical support services in accounting and IT.

Corporate Information

We were incorporated in Delaware under the name Quartet Biosciences, Inc. in December 2001 and changed our name to Regado Biosciences, Inc. in March 2003. Our principal executive offices are located at 106 Allen Road, Basking Ridge, New Jersey 07920, and our telephone number is (908) 580-2100. Our website address is www.regadobio.com. On our website, investors can obtain, free of charge, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission. None of the information posted on our website is incorporated by reference into this Annual Report.

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

Risks Relating to the Company and its Operations

We have a history of operating losses and cannot give assurance of future revenues or operating profits; investors may lose their entire investment.

We have incurred net losses in all prior reporting periods, including net losses of $67.1 million during the twelve months ended December 31, 2014. As of December 31, 2014, we had an accumulated deficit of $212.1 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. Our losses have resulted principally from costs incurred in our discovery and development activities.

We have announced entry into the Merger Agreement with Tobira. Should the Merger or the other transactions contemplated by the Merger Agreement not be successfully completed we may never achieve or sustain profitability on a quarterly or annual basis or return value to our stockholders. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.

We have substantially suspended all clinical development activities and our review of a possible transaction with respect to one or more of our clinical development programs is uncertain.

In September 2014, we announced plans to suspend all clinical development activities. Consistent with this announcement, we have substantially suspended all clinical development activities with a goal of conserving capital and maximizing value returned to our stockholders. As a result of our September 2014 announcement, we recorded $10.2 million of non-cash impairment charges related to our other current asset and intangible assets and $2.6 million in accrued severance for the twelve months ended December 31, 2014. Our process to identify and evaluate potential business alternatives includes a review of the possible sale or disposition of one or more of our clinical candidates or other assets. There can be no assurance that our process to identify and evaluate potential business alternatives will result in any definitive offer to acquire our clinical development programs, or if made what the terms thereof will be or that any other transaction involving our clinical development programs will be approved or consummated. If any definitive offer to acquire our clinical development programs is made, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving our candidates and/or other assets, that is consummated would deliver the anticipated benefits or enhance stockholder value.

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, products liability, clinical trial and directors’ and officers’ insurance. Operating as a public company makes it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Risks Relating to the Proposed Merger Transaction

The announcement and pendency of the Merger could have an adverse effect on our stock price and/or the business, financial condition, results of operations, or business prospects of our company.

While there have been no significant adverse effects to date, the announcement and pendency of the Merger could disrupt our businesses in the following ways, among others:

•	third parties may seek to terminate and/or renegotiate their relationships with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise; and

•	the attention of our management may be directed toward the completion of the Merger and related matters and may be diverted from the day-to-day business operations of their respective companies, including from other opportunities that might otherwise be beneficial to us.

Should they occur, any of these matters could adversely affect our stock price or harm our financial condition, results of operations, or business prospects.

The conditions under the Merger Agreement to Tobira’s consummation of Merger may not be satisfied at all or in the anticipated timeframe.

The obligation of Tobira to complete the Merger is subject to certain conditions, including the expiration or termination of any waiting period (and extensions thereof) applicable to the transactions contemplated by the Merger Agreement under applicable antitrust regulations, the approval by our stockholders and Tobira’s stockholders of certain matters and other customary closing conditions, including, among other things, the accuracy of the representations and warranties, subject to certain materiality qualifications, compliance by the parties with their respective covenants and no law or order preventing the Merger and related transactions. These conditions are described in more detail in the Merger Agreement, as amended, which is filed as Exhibits 2.1 and 2.2 hereto and incorporated herein by reference.

We intend to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

The Merger Agreement restricts our ability to pursue alternatives to the Merger and requires us to pay a termination fee to Tobira if we do.

The Merger Agreement contains non-solicitation provisions that, subject to limited exceptions, restrict our ability to initiate, solicit or encourage or take any action to discuss or accept a competing third party proposal. Although our board of directors is permitted to change its recommendation that shareholders approve the matters relating to the proposed Merger if it determines in good faith that these actions are reasonably likely to be required to comply with its fiduciary duties and certain other conditions, doing so in specified situations would require us to pay a termination fee to Tobira of up $2.0 million. Furthermore, we will have to pay Tobira’s out-of-pocket expenses, including all fees and expenses payable to all legal, accounting, financial, public relations and other professional advisors arising out of, in connection with, or related to the Merger, up to a maximum of $250,000 in the aggregate, if the Merger Agreement is terminated under certain circumstances.

Additionally, these non-solicitation provisions could discourage a potential acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the consideration contemplated by the Merger Agreement or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our company than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If our announced proposed transactions with Tobira contemplated by the Merger Agreement are not successful, our Board of Directors may decide to pursue a dissolution and liquidation of our company.

There can be no assurance that the previously announced proposed transactions with Tobira will be successful. If no transactions with respect to potential business alternatives are identified and completed, our Board of Directors may decide to pursue a dissolution and liquidation of our company. If our Board of Directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) obligations under our outstanding indebtedness; (ii) obligations under our employment and separation agreements with certain members of its management that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company, (iii) other various claims and legal actions arising in the ordinary course of business and (iv) non-cancelable lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock may lose their entire investment in the event of a bankruptcy, liquidation, dissolution or winding up of our company.

Risks Relating to the Combined Company if the Tobira Merger is Completed

The integration of Regado and Tobira following the Merger will require significant resources and may not be successful.

There is no history of Regado and Tobira as a combined company. Additionally, various decisions regarding management restructuring, operational staffing and reporting systems following the Merger have not yet been finalized. As a result, there can be no guarantee that Regado and Tobira will operate together successfully as a combined company. Integration of the companies and consolidation of their operations will require considerable management time, which could result in the diversion of management resources from other important matters.

The failure to integrate successfully the businesses of Tobira and Regado in the expected timeframe could adversely affect the combined company’s future results following the completion of the Merger.

The success of the Merger will depend, in large part, on the ability of the combined company following the completion of the Merger to realize the anticipated benefits from combining the businesses of Regado and Tobira. The continued operation of the two companies will be complex.

The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the Merger.

Potential difficulties that may be encountered in the integration process include the following:

•	using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•	appropriately managing the liabilities of the combined company;

•	potential unknown or currently unquantifiable liabilities associated with the Merger and the operations of the combined company;

•	potential unknown and unforeseen expenses, delays or regulatory conditions associated with the Merger; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.

The Merger will result in changes to the Tobira and Regado Board of Directors that may affect the combined company’s operations.

If the parties complete the Merger, the composition of the Regado Board will change in accordance with the Merger Agreement. Following the completion of the Merger, Regado’s Board will consist of nine members and will be comprised of six representatives of Tobira and three representatives of Regado, with Regado’s current chairman of the board of directors, Dennis Podlesak, continuing to act as chairman of the board of Tobira following the Merger. This new composition of the Board may affect the business strategy and operating decisions of the combined company upon completion of the Merger.

Regado and Tobira have incurred substantial expenses in connection with the Merger.

Regado and Tobira have each incurred and will incur additional substantial expenses in connection with the transactions contemplated by the Merger Agreement, whether or not the Merger is completed. These costs include fees for financial advisors, attorneys and accountants, filing fees and financial printing costs. If the Merger is not consummated, each party will be responsible for its own expenses, which are not reimbursable (except in limited circumstances) in the event the Merger does not occur. Upon completion of the Merger, the amount of transaction costs will, in effect, reduce the cash reserves available for the combined enterprise to pursue its plan of business.

The operations of Regado and Tobira may be adversely affected by the Merger.

Regado and Tobira will be subject to various risks following the consummation of the Merger, including:

•	interruption of the operations of the combined companies; and

•	anticipated and unanticipated costs relating to additional administrative or operating expenses of each business.

These and other factors could adversely affect Tobira’s and Regado’s combined business and operating results.

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

As of December 31 2014, we are the owner of record of at least eight issued or allowed U.S. patents and at least seven issued or allowed non-U.S. patents, as well as the licensee of at least ten issued or allowed U.S. patents and at least thirteen issued or allowed non-U.S. patents. We had been actively pursuing at least an additional 10 U.S. patent applications, of which five are provisional and five are non-provisional, at least three international patent applications and at least 38 non-U.S. patent applications in at least twelve jurisdictions as the owner of record, in addition to at least two U.S. patent applications and at least 11 non-U.S. patent applications under license. We do not expect to continue spending money on new patents except in limited situations, and will only spend sufficient funds to maintain existing patents of perceived value.

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

Risks Relating to Ownership of Our Common Stock

We and certain of our directors have been named as defendants in a purported securities class action lawsuit. This lawsuit, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. This lawsuit and any other lawsuits to which we are subject will be costly to defend or pursue and are uncertain in their outcome.

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

On February 2, 2015, a purported shareholder of the Company filed a putative class-action lawsuit (captioned Maiman v. Regado Biosciences, Inc., Case No. 10606-CB) in the Court of Chancery for the State of Delaware, challenging the proposed stock-for-stock Merger of the Company with Tobira. The complaint names as defendants: (i) each member of the Company’s Board of Directors, (ii) the Company, (iii) Tobira, and (iv) Landmark Merger Sub Inc. Plaintiff alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders by, among other things, (a) agreeing to merge the Company with Tobira for inadequate consideration, (b) implementing a process that was distorted by conflicts of interest, and (c) agreeing to certain provisions of the Merger Agreement that are alleged to favor Tobira and deter alternative bids. Plaintiff also generally alleges that the entity defendants aided and abetted the purported breaches of fiduciary duty by the directors. Plaintiff seeks an injunction against the consummation of the Merger and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees. The Company believes the litigation is without merit.

It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of this lawsuit is necessarily uncertain. We could be forced to expend significant resources in the defense of this suit and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with this lawsuit. We currently are not able to estimate the possible cost to us from these matters, as this lawsuit is currently at an early stage, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserve for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on this action could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. While the Company has D&O insurance, there is no assurance that the coverage will be sufficient.

The price of our common stock has been, and may continue to be, volatile.

Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will continue to be volatile in the future. The market price of our common stock could be impacted due to a variety of factors, including, in addition to global and industry-wide events:

•	the successful completion of the Merger;

•	the losses we may incur;

•	developments in patent or other proprietary rights owned or licensed by us, our collaborative partners or our competitors;

•	public concern as to the safety and efficacy of products developed by us or others; and

•	litigation

In addition, due to one or more of the foregoing factors in one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could materially decline.

Our executive officers, directors and principal stockholders will have the ability to control all matters submitted to our stockholders for approval.

Our executive officers, directors and stockholders who beneficially owned more than 5% of our common stock, in the aggregate, beneficially own shares representing approximately 60% of our common stock as estimated as of December 31, 2014. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•	classifying our board of directors into three classes;

•	authorizing the issuance of “blank check” convertible preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	limiting the removal of directors by the stockholders;

•	requiring a supermajority vote of stockholders to amend our certificate of incorporation or bylaws;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	eliminating the ability of stockholders to call a special meeting of stockholders;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings; and

•	establishing Delaware as the exclusive jurisdiction for certain stockholder litigation against us

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

As of December 31, 2014, we had outstanding options to purchase an aggregate of 3,839,122 shares of our common stock at a weighted average exercise price of $4.68 per share and warrants to purchase an aggregate of 9,356 shares of our common stock at a weighted average exercise price of $12.02 per share. The exercise of such outstanding options and warrants will result in dilution of your investment. In addition, as described below, you may experience additional dilution if we issue common stock in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.

If we are unable to satisfy the continued listing requirements of The NASDAQ Stock Market, or NASDAQ, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Our common stock may lose value and our common stock could be delisted from NASDAQ due to several factors or a combination of such factors. While our common stock is currently listed on The NASDAQ Stock Market, there can be no assurance that we will be able to maintain such listing. To maintain the listing of our common stock on The NASDAQ, we are required to meet certain listing requirements, including, among others, a requirement to maintain a minimum closing bid price of $1.00 per share. If our common stock trades below the $1.00 minimum closing bid price requirement for 30 consecutive business days or if we do not meet other listing requirements, we may be notified by NASDAQ of non-compliance. Our common stock has recently closed below $1.00 per share and on December 22nd the Company received a deficiency letter from the NASDAQ, indicating that, based on the Company’s closing bid price for the last 30 consecutive business days, the Company did not comply with the minimum bid price requirement of $1.00 per share. We regained compliance following the announcement of our Merger Agreement with Tobira because our common stock traded above $1.00 per share for ten consecutive business days during the 180 days following notice of non-compliance. There can be no assurance that the per share trading price of our common stock will remain above $1.00 per share or that we will be able to continue to meet other listing requirements. If our common stock is delisted, market liquidity for our common stock could be severely affected, our stockholders’ ability to sell their shares of our common stock could be limited and we may fail to meet all conditions required to close our pending Merger with Tobira. In addition, our common stock could be subject to “penny stock” rules which impose additional disclosure requirements on broker-dealers and could further negatively impact our market liquidity for our common stock and our stockholders’ ability to sell their shares of our common stock. Accordingly, a delisting of our common stock from NASDAQ would negatively affect the value of our common stock. Delisting could also have other negative results, including, but not limited to, the loss of institutional investor interest.

We are incurring significantly increased costs and devote substantial management time as a result of operating as a public company and such costs are likely to increase particularly after we are no longer an “emerging growth company.”

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. For example, we are required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission, and NASDAQ , our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

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

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our corporate headquarters are located in Basking Ridge, New Jersey, where we lease 18,237 square feet of office space. In April 2014, we entered into a six-year lease agreement for that facility. We are actively marketing this space. As of December 31, 2014 the lease on our lab facility in Durham, North Carolina expired and this space has been returned to the landlord. In May 2013, we entered into a three-year lease agreement for 1,657 square feet of administrative office space in Durham, North Carolina. This lease is current and active.

Item 3.	Legal Proceedings

On July 10, 2014, the first of two purported securities class action lawsuits was commenced in the United States District Court for the District of New Jersey, naming as defendants us and certain of our officers and directors. The lawsuits, which were consolidated on September 26, 2014, alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 3 trial of Revolixys in patients undergoing certain percutaneous coronary intervention procedures. Plaintiffs alleged, among other things, that we failed to disclose facts related to the potential risk of several allergic reactions following the administration of Revolixys and therefore made false or misleading statements about Revolixys’ safety. This consolidated lawsuit was dismissed without prejudice on December 10, 2014.

On February 2, 2015, a purported shareholder of the Company filed a putative class-action lawsuit (captioned Maiman v. Regado Biosciences, Inc., Case No. 10606-CB) in the Court of Chancery for the State of Delaware, challenging the proposed stock-for-stock Merger of the Company with Tobira. The complaint names as defendants: (i) each member of the Company’s Board of Directors, (ii) the Company, (iii) Tobira, and (iv) Landmark Merger Sub Inc. Plaintiff alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders by, among other things, (a) agreeing to merge the Company with Tobira for inadequate consideration, (b) implementing a process that was distorted by conflicts of interest, and (c) agreeing to certain provisions of the Merger Agreement that are alleged to favor Tobira and deter alternative bids. Plaintiff also generally alleges that the entity defendants aided and abetted the purported breaches of fiduciary duty by the directors. Plaintiff seeks an injunction against the consummation of the Merger and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees. The Company believes the litigation is without merit.

In addition, from time to time and in the ordinary course of business, we are subject to various other claims, charges and litigation.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the NASDAQ Capital Market under the symbol “RGDO” since August 22, 2013. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales prices per share for common stock on the NASDAQ Capital Market.

	High	Low
Third Quarter 2013	$9.39	$4.27
Fourth Quarter 2013	$7.10	$4.41
First Quarter 2014	$14.10	$4.80
Second Quarter 2014	$13.39	$4.95
Third Quarter 2014	$7.02	$0.96
Fourth Quarter 2014	$1.19	$0.80

Holders

As of February 6, 2015, there were approximately 21 stockholders of record of our common stock. On February 6, 2015 the reported closing price of our common stock, as reported on the NASDAQ Capital Market, was $1.16 per share.

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

Recent Sales of Unregistered Securities

On February 5, 2014, we sold 4,000,000 shares of our common stock at a purchase price of $5.00 per share to certain accredited and institutional investors (the “2014 Private Placement”) for net proceeds of approximately $ 18.6 million. On March 21, 2014 we effected an exchange of the 2,000,000 shares of our common stock purchased by certain of the investors in the 2014 Private Placement for 10,000 shares of newly designated Series F Convertible Preferred Stock (the “Series F”), with a stated value of $1,000 per share, each share of which was convertible into 200 shares of our common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting our common stock). The 2014 Private Placement and related exchange were each effected in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

Per §229.301 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in Section §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. See “Cautionary Note Regarding Forward-Looking Statements” in this report. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Part I – Item 1A Risk Factors” section and elsewhere in this report, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

Overview

We are a biopharmaceutical company that has been focused on the discovery and development of novel, actively controllable antithrombotic drug systems for acute and sub-acute cardiovascular indications. On August 25, 2014, we announced the permanent termination of enrollment in our REGULATE-PCI phase 3 trial for our lead program, Revolixys™ Kit, formerly known as REG1. The decision was made based on a recommendation from the trial’s Data and Safety Monitoring Board, or DSMB, following their analysis of the data from the first approximately 3,250 patients enrolled in what was intended to be a 13,200-patient trial comparing the safety and efficacy of Revolixys Kit with bivalirudin. Prior to the substantial suspension of our clinical development activities, we were conducting the REGULATE-PCI trial to evaluate Revolixys™ Kit, a two-component system consisting of pegnivacogin, an anticoagulant aptamer specifically targeting coagulation Factor IXa, and its complementary oligonucleotide active control agent, anivamersen. Revolixys was being developed for use in patients with a wide variety of acute coronary syndromes, or ACS, undergoing a percutaneous coronary intervention, or PCI, a hospital-based procedure used to mechanically open or widen obstructed coronary arteries.

In September 2014, we announced that our Board of Directors retained MTS Health Partners, L.P., or MTS, and Cowen & Company, LLC, or Cowen, to act as financial advisors in connection with our exploration of potential business alternatives. In addition, the Company, announced the restructuring activities described in Note 7 to the financial statements to reduce costs following the termination of the REGULATE-PCI trial as part of the Company’s decision to focus resources on three principal activities following the termination of the trial: completion of the final closure of the REGULATE-PCI trial and analysis of the unblinded database from the trial, diligence activities associated with thoroughly exploring potential business alternatives, and the Company’s compliance activities associated with being a public company in good regulatory standing.

We completed our initial public offering (“IPO”) in August 2013. Inclusive of the underwriters’ exercise of the over-allotment option in connection with the IPO in September 2013, we issued 11,671,500 shares of common stock at a price of $4.00 per share, resulting in net proceeds of approximately $41.1 million, after deducting underwriting discounts of $3.3 million and offering costs of $2.3 million. Pursuant to the IPO, all shares of convertible preferred stock then outstanding automatically converted into an aggregate of 9,396,767 shares of common stock.

In early 2014, we sold 4,000,000 shares of our common stock at a purchase price of $5.00 per share to certain accredited and institutional investors (the “2014 Private Placement”) for net proceeds of approximately $18.6 million. In March 2014 we effected an exchange of 2,000,000 of the shares of our common stock purchased by certain of the investors in the 2014 Private Placement for 10,000 shares of newly designated Series F Convertible Preferred Stock (the “Series F”), with a stated value of $1,000 per share, each share of which is convertible into 200 shares of our common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting our common stock).

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

We are not profitable and do not expect to be profitable in the foreseeable future. We have suffered negative cash flows from operating activities of $52.7 million for the year ended December 31, 2014. We have an accumulated deficit of approximately $212.1 million for the year ended December 31, 2014. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidate and we have therefore not generated any revenues from product sales. Since we have ceased our product development activities, we will not have any revenues for the foreseeable future. Also, we will continue to incur expenses from the wind down of the clinical operations and general and administrative costs associated with running the company. As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. As of December 31, 2014, we had approximately $51.6 million of cash and cash equivalents. In September 2014, we implemented a workforce reduction plan described in Note 7 to the financial statements and other cost-cutting measures in an attempt to extend our cash resources as long as possible, though there are no assurances that such efforts will be effective. Following the restructuring described in Note 7, and assuming that a transaction involving a potential business alternative is not consummated, we anticipate that our cash resources will be sufficient to fund our reduced operations for the foreseeable future. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses over the next twelve months could vary materially and adversely as a result of a number of factors, including the risks and uncertainties set forth in Item 1A under the heading “Risk Factors” of this Annual Report on Form 10-K.

Recent Developments

On January 14, 2015, the Company announced that it had entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Tobira Therapeutics, Inc., a Delaware corporation (“Tobira”), a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics to treat liver disease, human immunodeficiency virus, fibrosis and inflammation, Landmark Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”) and, solely with respect to Section 5.14 of the Merger Agreement, Brent Ahrens, as the agent of Tobira’s stockholders.

Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by the Company’s stockholders and Tobira’s stockholders, the Merger Sub will be merged with and into Tobira (the “Merger”), with Tobira surviving the Merger as a wholly-owned subsidiary of the Company. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

At the effective time of the Merger, but subject to the escrow provisions described below: (a) each outstanding share of Tobira’s common stock will be converted into and exchanged for the number of shares of the Company’s common stock (the “Company Common Stock”) equal to the exchange ratio described below; (b) each outstanding Tobira stock option will be assumed by the Company; and (c) certain warrants to acquire Tobira capital stock will be assumed by the Company.

Under the exchange ratio formula in the Merger Agreement, immediately after the Merger, but excluding the effect of any financing (as described below), the former Tobira securityholders are expected to own approximately 68% of the aggregate number of shares of the Company Common Stock, and the stockholders of the Company immediately prior to the Merger (the “Company Stockholders”) are expected to own approximately 32% of the aggregate number of shares of the Company Common Stock (on a fully diluted basis). This exchange ratio will be adjusted to the extent the Company’s net cash at closing is greater or less than $38 million.

Following the Merger, Tobira’s Chief Executive Officer, Laurent Fischer, M.D., will be the Company’s Chief Executive Officer, and the Company’s corporate headquarters will be relocated to 701 Gateway Blvd, Suite 300, South San Francisco, CA 94080. Additionally, following the Merger, the board of directors of the Company will consist of nine seats and will be comprised of six representatives of Tobira and three representatives of the Company, with the Company’s current chairman of the board of directors, Dennis Podlesak, continuing to act as chairman of the board of the Company following the Merger.

The Merger Agreement contains customary representations, warranties and covenants made by the Company and Tobira, including covenants relating to obtaining the requisite approvals of the stockholders of the Company and Tobira, indemnification of directors and officers, the Company’s and Tobira’s conduct of their respective businesses between the date of signing the Merger Agreement and the closing of the Merger and a covenant by the Company to, following the closing of the Merger, file a registration statement on Form S-3 to register the resale of the shares of Company Common Stock issued pursuant to the Merger Agreement.

The authorization and issuance of the shares of Company Common Stock in the Merger and in the financing described below, amendments of the Company charter related to changing the name of the Company and a potential five to one reverse stock split are subject to approval by the Company’s stockholders. The Merger is subject to other customary closing conditions, including, among other things, the accuracy of the representations and warranties, subject to certain materiality qualifications, compliance by the parties with their respective covenants and no law or order preventing the Merger and related transactions.

The Merger Agreement may be terminated by either party under certain circumstances, including, among others: (i) if the closing has not occurred by the six-month anniversary of the Merger Agreement; (ii) if a court or other governmental entity has issued a final and non-appealable order prohibiting the closing; (iii) if the Company’s or Tobira’s stockholders fail to approve the transaction; (iv) upon a material uncured breach by the other party that would result in a failure of the conditions to the closing; or (v) in the event of a material adverse event. Upon termination of the Merger Agreement for a party’s failure to obtain the approval of its stockholders, such party is obligated to pay the other party a termination fee of $1 million plus reimburse the other party’s fees and expenses up to $250,000. If such party enters into an agreement relating to an Acquisition Transaction (as defined in the Merger Agreement) or consummates an Acquisition Transaction within 12 months following a termination for the failure to obtain stockholder approval, such party is obligated to pay an additional $1 million to the other party. In addition, if the Merger Agreement is terminated due to certain breaches of the Merger Agreement, the breaching party is obligated to reimburse up to $250,000 of the other party’s fees and expenses.

Financial Operations Overview

Research and Development

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

Historically we have expensed research and development costs as incurred, with the exception of materials purchased and/or manufactured for use in clinical trials which we capitalized. Clinical trial supplies are comprised of materials that will be used in our clinical trials that also have an alternative future use in either ongoing or future clinical research or development projects. Capitalized clinical trial supplies that are determined to be unsuitable for future use are immediately expensed to research and development; otherwise, clinical trial supplies are expensed to research and development when shipped to clinical sites for use in clinical studies or when used in other research and development projects. As of December 31, 2014, all such costs had been expensed. Costs for clinical agreements, including ARO and CRO contracts, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided by vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued expenses.

Conducting a significant amount of research and development had been central to our business model and results. We have suspended our research and development activities and are in the process of completing necessary regulatory activities relative to the projects conducted to date. As a result, subject to completion of our Merger with Tobira, we expect our research and development expenses to decrease in future periods for the foreseeable future.

We track direct external development expenses and direct personnel expenses on each indication for our product candidates. Substantially all of our research and development expenses for Revolixys have related to its initial indication, though prior to the termination of the REGULATE-PCI trial, we also expected certain of the data obtained to support the development of additional Revolixys indications as well as REG2, an additional pipeline opportunity involving an extended release formulation of pegnivacogin that we had also been pursuing prior to the termination of the REGULATE-PCI trial. Indirect expenses, such as, overhead costs related to facilities, depreciation, and small supplies are not allocated to specific product candidates or indications. The following table is a summary of our research and development expenses for the years ended December 31, 2014 and 2013 (in thousands):

	Years ended December 31
	2014	2013
REG1	$52,927	$23,800
REG3	118	516
REG2	1	507
Other	282	24

Total direct expenses	53,328	24,847
Indirect expenses	1,598	1,695

Total research and development expense	$54,926	$26,542

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related benefit costs, including stock-based compensation for administrative personnel. Other general and administrative expenses include facility costs, and professional fees for legal, consulting, auditing and tax services. We also incurred substantial legal costs in defense of the litigation against us, which was resolved in the fourth quarter of 2014 subject to completion of our Merger with Tobira. We anticipate that our general and administrative expenses will decrease in future periods following the workforce reduction plan announced in September 2014 (see Note 7 to the financial statements). This reduction will likely be offset by increased spending in support of the identification, evaluation and consummation of potential business alternatives, including, for instance, our pending Merger with Tobira.

Interest Income (Expense)

Interest income consists of interest earned on our cash and cash equivalents. We expect our interest income earned on cash and cash equivalents to remain relatively constant or to decrease slightly based on our spending to consummate our merger with Tobira.

Interest expense in 2014 consisted of fair value adjustments related to our warrant liability, amortization of financing fees and interest charges related to the Comerica Loan. Interest expense in 2013 related to interest incurred on our MidCap loan, Comerica Loan and fair value adjustments related to our warrant liability and the amortization of financing fees.

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

We accrue our expenses related to clinical trials based on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. Since all of our clinical programs have ceased, there are only a few remaining vendors with estimated accruals. We do not currently anticipate the future settlement of existing accruals to differ materially from our estimates.

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

As of December 31, 2014, there were 3,839,122 options outstanding. On January 1, 2015, there was an automatic grant to the Members of the Board of Directors in addition to grants made to the remaining employees. The Company does not anticipate issuance of substantial additional stock options until a strategic alternative transaction is consummated. For certain employees, the stock options granted had been modified as part of their retention program, and in such case the net impact of change in the fair value of the modified option was recognized as an additional stock compensation expense. Additional stock compensation cost expensed in the year ended December 31, 2014 related to the modification was immaterial.

The following table shows the weighted average assumptions used to value stock options on the date of grant, as follows:

	Year ended December 31,
	2014		2013
		Non-		Non-
	Employee	Employees	Employee	Employees
Expected stock price volatility	55.17%	62.71%	46.9%	45.3%

Risk-free interest rate	1.33%	0.10%	1.04%	0.37%

Expected life of option (in years)	3.2	0.6	3.69	2.00

Estimated dividend yield	—	—	—	—

Weighted-average grant date fair value per share	0.2	0.2	1.91	1.49

Expected stock price volatility was calculated based on the weighted-average of historical information of similar public entities. We will continue to use a weighted-average approach using other similar public entities’ volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The average expected life was determined based on anticipated exercise strategy and cancellation behavior for employees and nonemployees, primarily non-employee directors. For the years ended December 31, 2014 and 2013 a forfeiture rate of 1% and 0% was used for employees and nonemployees, respectively. We have not paid and do not anticipate paying cash dividends; therefore, the expected dividend rate was assumed to be 0%.

Total stock-based compensation expense recognized based on the total grant date fair value of options vested and expected to vest was approximately $2.0 million and $988,000 for the years ended December 31, 2014 and 2013, respectively. Due to the valuation allowance against our net deferred tax asset, we have never recognized a tax benefit for stock based compensation.

As of December 31, 2014, approximately $1,030,000 total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.3 years.

Clinical Trial Supplies

We had capitalized materials that will be used in our REG I clinical trials that also had an alternative future use in either ongoing or future clinical research and development projects. Clinical trial supplies may comprise material used to manufacture active pharmaceutical ingredients (“API”) used to develop our product candidates, in-process or completed API, in-process or completed unlabeled finished drug product and labeled finished drug product. Clinical trial supplies are stated at cost, using the first-in, first-out method (“FIFO”), and are reported in the accompanying consolidated balance sheets in other current assets. Clinical trial supplies that are determined to be unsuitable for future use are immediately expensed; otherwise clinical trial supplies are expensed when shipped to clinical sites for use in clinical studies or when used in other research and development projects. As of December 31, 2014, all clinical trial supplies had been expensed.

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

As the Series F participates in the earnings or losses of the Company, the Series F are considered participating securities. Consequently, net losses were adjusted for the deemed distributions relating to the beneficial conversion feature (the “BCF”) and losses attributable to preferred stockholders to calculate the net loss attributable to common stockholders for the year ended December 31, 2014.

Results of Operations

Years Ended December 31, 2014 and 2013

The following table sets forth certain information concerning our results of operations for the periods shown (in thousands):

	Years Ended
	December 31,		Increase
	2014	2013	(Decrease)
Operating expenses:
Research and development	$(54,926)	$(26,542)	$28,384
General and administrative	(11,699)	(7,297)	4,402

Total operating expenses	(66,625)	(33,839)	32,786
Other (expense) income:
Interest income	88	80	8
Interest expense	(575)	(680)	(105)
Total other (expense) income	(487)	(600)	(97)

Net loss	$(67,112)	$(34,439)	$32,689

Research and Development Expenses

Research and development expenses increased by $28.4 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to the inclusion of the costs of the REGULATE-PCI trial which commenced in September 2013, in addition to the non-cash charges related to the cessation of REGULATE-PC1 trials of $10.2 million. Costs and severance accruals associated with the workforce reduction plan for our research team of $2.7 million caused an increase as well.

General and Administrative Expenses

General and administrative expenses increased by $4.4 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily due to increased employee cash and equity compensation costs for existing employees and new hires, as well as, increases in accounting, legal, insurance and other administrative costs associated with being a public company. In addition, severance expenses and severance accruals associated with the workforce reduction plan and legal costs associated with litigation against us, which was resolved in the fourth quarter of 2014, contributed to the increase in general and administrative costs.

Other Income (Expense)

Interest income increased by $8,000 for the year ended December 31, 2014, compared to the year ended December 31, 2013 as a result of a greater amount of investable funds after the 2014 Placement and Offering.

Interest expense decreased by $105,000 for the year ended December 31, 2014, compared to the year ended December 31, 2013 primarily due to the termination of the MidCap loan which bore a higher interest rate as compared to the Comerica loan acquired in May 2013.

Series F Convertible Preferred Stock Accretion

Accretion of the Series F deemed dividend related to the Series F BCF was $ 15 million in 2014 compared to $0 in 2013. The rights and preferences of the Series F, as well as the BCF as a result of the issuance of the Series F, are described further in Note 10 to the notes to the financial statements.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any product revenue. We have funded our operations to date through sales of our equity and debt securities, bank borrowings and government grants. As of December 31, 2014, we had $51.2 million in cash and cash equivalents, compared to $30.7 million in cash and cash equivalents as of December 31, 2013. Following the restructuring described in Note 7, and assuming that a transaction involving a potential business alternative is not consummated, we anticipate that our cash resources will be sufficient to fund our operations for the foreseeable future. However, changes may occur that would cause us to consume our existing capital prior to that time, including the costs to consummate our pending Merger with Tobira or other of potential business alternatives. Additionally, actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the discontinuation of the REGULATE-PCI trial, and our activities with respect to the identification and evaluation of potential business alternatives.

We expect that we will need not additional financing to support our Company’s operations for the foreseeable future, unless a business alternative transaction is consummated including our pending Merger with Tobira, in which case we will need to finance our cash needs through the sale of equity securities, strategic collaborations and/or debt financings, or through other sources that may be dilutive to existing stockholders. There can be no assurance that we will be able to obtain funding from any of these sources or, if obtained, what the terms of such funding(s) may be, or that any amount that we are able to obtain will be adequate to support our working capital requirements until we achieve profitable operations. We have no current committed sources of additional capital but are constantly assessing market conditions so that we may take advantage of financing opportunities.

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

In April 2014, we consummated an underwritten public offering of 10,000,000 shares of our common stock at a price of $6.00 per share or $5.64 per share after deducting underwriting discounts and commissions. Upon the underwriters’ exercise of the over-allotment option in connection with this offering, we issued an additional 279,461 shares of common stock resulting in total net proceeds to us of approximately $57.5 million after deducting underwriting discounts and offering costs.

Comerica Loan

In May 2013, we entered into a Loan and Security Agreement, or the Loan Agreement, with Comerica Bank, or Comerica. Pursuant to the terms of the Loan Agreement, we were initially eligible to borrow $4.5 million in an initial tranche, or Tranche One. Upon Comerica’s receipt of evidence satisfactory to Comerica that (i) the 1,000 patient interim analysis in the REGULATE-PCI study is successful and performed by April 30, 2014 and (ii) upon our completion of the IPO and receipt of net proceeds of at least $50 million prior to September 30, 2013, we had the option to borrow an additional $4 million in the second tranche, or Tranche Two. Since the Tranche Two conditions were not satisfied, the availability of Tranche Two is solely at the discretion of Comerica. We have not borrowed any funds under Tranche Two as of December 31, 2014 and do not expect to do so.

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

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Years Ended
	December 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$(52,668)	$(34,736)
Investing activities	(699)	(548)
Financing activities	74,236	51,208

Net increase in cash and cash equivalents	$20,869	$15,924

Operating Activities

Net cash used in operating activities was $52.7 million for the year ended December 31, 2014 and $34.7 million for the year ended December 31, 2013. Net cash used in operating activities for the year ended December 31, 2014 principally resulted from REGULATE-PCI trial expenses which commenced in September 2013 and to the increased costs of being a public company. Net cash used in operating activities for the year ended December 31, 2013 principally resulted from our net loss of $34.4 million incurred primarily due to expenditures for the REGULATE-PCI trial.

Investing Activities

Net cash used in investing activities was $699,000 for the year ended December 31, 2014 and $548,000 for the year ended December 31, 2013. Net cash used in investing activities for the year ended December 31, 2014 resulted from the acquisition of intellectual property rights and equipment. Net cash used in investing activities for the year ended December 31, 2013 principally resulted from the acquisition of intellectual property rights.

Financing Activities

Net cash provided by financing activities was $74.2 million for the year ended December 31, 2014 and $51.2 million for the year ended December 31, 2013. Net cash provided by financing activities for the year ended December 31, 2014 resulted primarily from $76.2 million in net proceeds from the 2014 Private Placement and the April 2014 Offering offset by principal payments on the Comerica Loan. Net cash provided by financing activities for the year ended December 31, 2013 resulted primarily from $41.1 million in net proceeds from the IPO, and to $10.2 million in net proceeds from the sale of Series E Preferred Stock.

Funding Requirements

We have not completed development of any of our product candidates. We have terminated all development, clinical trials and manufacturing activities. We have significantly reduced our personnel and terminated all but critical contracts and leases. As a result our on-going expense rate has declined substantially. We expect the expense level to remain modest except for those expenditures necessary to support the pursuit of strategic alternatives including the consummation of our pending Merger with Tobira.

We believe that our existing cash and cash equivalents will be sufficient to fund the company’s operation for the foreseeable future.

Supply and Manufacturing Agreements

We had entered into several supply and manufacturing agreements, whereby services were provided on a purchase order basis. As of December 31, 2014, all vendors were notified that no further purchase orders would be issued.

Clinical Agreements

We have employed various clinical trial agreements with AROs and CROs for planning, management and execution of clinical trials. The financial terms of these agreements, varied from contract to contract, resulted in uneven payment flows. These contracts generally provide for termination on notice. As of December 31, 2014, all vendors were notified that no further agreements and services would be required.

Milestone and Other Obligations

Upon the commencement of our REGULATE-PCI trial which occurred in September 2013, we were obligated to make milestone payments of $500,000 to Duke University, or Duke, and $1.0 million to Archemix Corporation, or Archemix. We paid $500,000 of such milestone obligations during the year ended December 31, 2013. The $1.0 million balance was accrued for as of December 31, 2013, and accordingly, was included in research and development expense in the accompanying statement of comprehensive loss for the year ended December 31, 2013. Payment was made during the year ended December 31, 2014. There are no further payments due for milestones and no outstanding obligations as of December 31, 2014.

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

Lease Obligations

As of December 31, 2014, we have a six-year lease for our New Jersey office located at 106 Allen Road in Basking Ridge. On May 1, 2013, we entered into a three-year lease for administrative office space in North Carolina. Annual rent under this lease is $39,000 for the first year, $40,000 for the second year and $41,000 for the third year. On December 31, 2014, we turned the laboratory facility in North Carolina back to its owner. This lease is terminated.

Tax Loss Carryforwards

As of December 31, 2014, the Company had estimated federal and state operating loss carryforwards of approximately $205.6 million and $257.9 million available the offset future federal and state taxable income which begin to expire in 2022 and 2017, respectively. The utilization of the federal net operating loss carryforwards may be subject to limitations under the rules regarding a change in stock ownership as determined by the Internal Revenue Code and state laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss (“NOL”) carry forwards, other tax carry forwards, and certain built-in losses upon an ownership change as defined by that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company stock by more than 50 percentage points over a three year testing period (“Section 382 Ownership Change”). If the Company has undergone a Section 382 Ownership change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carry forwards, and certain other losses, credits, deductions of tax basis. As of December 31, 2014, the Company has not performed a formal study to determine whether there are Section 382 limitations that apply.

At December 31, 2014, we evaluated and assessed the expected near-term utilization of net operating loss carryforwards, book and taxable income trends, available tax strategies, and the overall deferred tax position. We believe that it is more likely than not that the benefit related to the deferred tax assets will not be realized, therefore we established the valuation allowance required as of December 31, 2014. If actual results differ from the assumptions made in our evaluation, we may record a change in the valuation allowance through income tax expense in the period such determination is made. We believe that our judgments and estimates are reasonable; however, actual results could differ. Our effective tax rate is zero due to continued taxable losses, which generate deferred tax assets which are offset in their entirety by related valuation allowances, due to the uncertainty in realizing these tax benefits. As such, we do not record quarterly accruals for corporate taxes. Deferred income tax assets and liabilities are calculated and reported at year end.

The Company did not have any accrued interest or penalties associated with any unrecognized tax positions at December 31, 2014, and there were no such interest or penalties recognized during the period since inception through December 31, 2014.

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

In August 2014, FASB issued ASU 2014-15-Presentation of Financial Statements-Going Concern (ASC Subtopic 205-40): “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The update requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. All entities are required to apply the new requirements in annual periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. As such, we are required to adopt these provisions for the annual period ending December 31, 2016. We are currently evaluating the impact of FASB ASU 2014-15 but we do not expect the adoption thereof to have a material effect on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective. In earlier periods the company reported a material weakness. While controls were implemented that addressed this weakness there was, and will not, be an opportunity to test these controls given that the transaction in question will not occur in the future.

Changes in Internal Control over Financial Reporting

In September of 2014 the Company announced that it was suspending all clinical and development activities and had engaged outside firms to assist the Company in pursuing a strategic transaction including both the sales of assets and the Company. The Company also announced a plan to substantially reduce the workforce. At the end of 2014 we separated the remaining accounting employees. We have engaged these employees as consultants through the time necessary to file the 10-K for 2014. The operations of Regado have primarily been terminated and as such the required business controls have been significantly reduced.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, we conducted an evaluation of the effectivenss of our internal control over financial reporting based on the criteria established in “1992 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that as of December 31, 2014 our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

If we file a definitive proxy statement relating to the Special Meeting of Stockholders in connection with the Tobira transaction or our 2015 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2014, the information required by this Item 10 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later that the end of such 120-day period to include the information required by this Item 10.

Item 11. Executive Compensation

If we file a definitive proxy statement relating to the Special Meeting of Stockholders in connection with the Tobira transaction or our 2015 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2014, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later that the end of such 120-day period to include the information required by this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 regarding shares of our common stock that may be issued under our existing 2013 equity compensation plan.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options and rights	Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding outstanding options and rights)
Equity compensation plans approved by security holders(1)	3,839,122	$4.68	191,222	(2)

(1)	Consists of the 2004 Plan, the 2013 Plan and the ESPP Plan.
(2)	Includes shares available for future issuance under the 2013 Plan and the 2013 ESPP Plan.

If we file a definitive proxy statement relating to the Special Meeting of Stockholders in connection with the Tobira transaction or our 2015 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2014, the information required by this Item 12 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later that the end of such 120-day period to include the information required by this Item 12.

Item 13. Certain Relationships, Related Transactions and Director Independence

If we file a definitive proxy statement relating to the Special Meeting of Stockholders in connection with the Tobira transaction or our 2015 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2014, the information required by this Item 13 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later that the end of such 120-day period to include the information required by this Item 13.

Item 14. Principal Accounting Fees and Services

If we file a definitive proxy statement relating to the Special Meeting of Stockholders in connection with the Tobira transaction or our 2015 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2014, the information required by this Item 14 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later that the end of such 120-day period to include the information required by this Item 14.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are included in this Annual Report on Form 10-K

(1)-(2) Financial Statements

(3) Exhibits

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

2.1

Agreement and Plan of Merger and Reorganization, dated as of January 14, 2015, by and among Regado Biosciences, Inc., Tobira Therapeutics, Inc., Landmark Merger Sub Inc. and Brent Ahrens, as the Tobira stockholders’ Agent (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of January 23, 2015, by and among Regado Biosciences, Inc., Landmark Merger Sub, Inc., Tobira Therapeutics, Inc. and Brent Ahrens as the Company Stockholders’ Agent (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the registrant on January 23, 2015.)

3.1	Sixth Amended and Restated Certificate of Incorporation of Regado Biosciences, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the registrant on September 3, 2013.)

3.2	Amended and Restated Bylaws of Regado Biosciences, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the registrant on September 3, 2013.)

4.1	Specimen Common Stock certificate of Regado Biosciences, Inc. (Incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

4.2	Stock Purchase Warrant dated as of November 19, 2004 to University Medical Discoveries, Inc. (Incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

4.3	Form of Series A Warrant. (Incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

4.4	Stock Purchase Warrant, dated May 10, 2013, issued to Comerica Bank. (Incorporated by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.1†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.2†	Regado Biosciences, Inc. 2004 Equity Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.3†	Form of Incentive Stock Option Agreement pursuant to Regado Biosciences, Inc. 2004 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.4†	Form of Nonqualified Stock Option Agreement pursuant to Regado Biosciences, Inc. 2004 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.5†	Regado Biosciences, Inc. 2013 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.6†	Form of Director Nonqualified Stock Option Agreement pursuant to Regado Biosciences, Inc. 2013 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.7†	Form of Employee, Officer and Consultant Nonqualified Stock Option Agreement pursuant to Regado Biosciences, Inc. 2013 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.8†	Form of Restricted Stock Agreement pursuant to Regado Biosciences, Inc. 2013 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.9†	Regado Biosciences, Inc. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.10	Series D Preferred Stock Purchase Agreement, dated as of December 17, 2009, by and among Regado Biosciences, Inc. and the purchasers named therein. (Incorporated by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.11	Amendment No. 1 dated as of May 25, 2011 to Series D Preferred Stock Purchase Agreement by and among Regado Biosciences, Inc. and the investors named therein. (Incorporated by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.12	Loan and Security Agreement, dated as of May 25, 2011, by and among MidCap Financial SBIC, LP, as administrative agent, the Lenders named therein and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.13	First Amendment dated as of August 1, 2011 to the Loan and Security Agreement by and among MidCap Financial SBIC, LP, as administrative agent, the Lenders named therein and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.28 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.14	Second Amendment dated as of September 30, 2011 to the Loan and Security Agreement by and among MidCap Financial SBIC, LP, as administrative agent, the Lenders named therein and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.29 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.15	Third Amendment dated as of May 3, 2012 to the Loan and Security Agreement by and among MidCap Financial SBIC, LP, as administrative agent, the Lenders named therein and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.16	Convertible Note Purchase Agreement by and among Regado Biosciences, Inc., dated as of May 3, 2012, and the purchasers named therein. (Incorporated by reference to Exhibit 10.31 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.17	Form of 8% Unsecured Convertible Note. (Incorporated by reference to Exhibit 10.32 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.18	Series E Preferred Stock Purchase Agreement, dated as of December 18, 2012, by and among Regado Biosciences, Inc. and the purchasers named therein. (Incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.19	Technology Transfer Agreement, dated as of December 18, 2012, by and between Regado Biosciences, Inc. and Domain Russian Investments Limited. (Incorporated by reference to Exhibit 10.34 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.20	Assignment and Assumption Agreement, dated December 18, 2012, by and among Domain Russia Investments Limited, Regado Biosciences, Inc. and NovaMedica LLC. (Incorporated by reference to Exhibit 10.35 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.21	Letter Agreement, dated as of December 18, 2012, by and between Regado Biosciences, Inc. and Domain Russian Investments Limited. (Incorporated by reference to Exhibit 10.36 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.22	License Agreement, dated as of October 3, 2003, by and between Archemix Corp. and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.37 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.23	License Agreement, dated as of November 18, 2004, by and between Duke University and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.38 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.24	First Amendment, dated as of July 13, 2005, to License Agreement by and between Duke University and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.39 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.25	License, Manufacturing and Supply Agreement, dated as of December 22, 2006, by and between Nektar Therapeutics AL, Corporation and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.40 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.26	Waiver of Certain Conditions to Closing of Second Tranche of the Initial Closing and Agreement to Revised Conditions, dated as of March 22, 2013, by and between Regado Biosciences, Inc. and RMI Investments, S.á.r.l. (Incorporated by reference to Exhibit 10.41 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.27	Waiver of Certain Conditions to Closing of Second Tranche of the Initial Closing and Agreement to Revised Conditions, dated as of March 22, 2013, by and among Regado Biosciences, Inc. and the investors named therein. (Incorporated by reference to Exhibit 10.42 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.28	Supply and Service Agreement, dated July 13, 2006, by and between Regado Biosciences, Inc. and Agilent Technologies, Inc. (Incorporated by reference to Exhibit 10.43 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.29	Amendment to Supply and Service Agreement, dated July 22, 2011, by and between Regado Biosciences, Inc. and Agilent Technologies, Inc. (Incorporated by reference to Exhibit 10.44 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.30	Clinical Supply Agreement, dated March 28, 2012, by and between Regado Biosciences, Inc. and Althea Technologies, Inc. (Incorporated by reference to Exhibit 10.45 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.31	Loan and Security Agreement, dated as of May 10, 2013, by and between Regado Biosciences, Inc. and Comerica Bank. (Incorporated by reference to Exhibit 10.46 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.32	Clinical Development and Collaboration Agreement, dated May 14, 2013, by and between NovaMedica, LLC and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.47 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.33	Termination Agreement, dated May 16, 2013, by and among Regado Biosciences, Inc. and the investors party to the Series E Purchase Agreement. (Incorporated by reference to Exhibit 10.48 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.34	Office Lease Agreement, dated May 1, 2013, by and between Keystone 430 TT, LLC and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.49 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.35	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on January 31, 2014.)

10.36	Exchange Agreement, dated March 21, 2014, by and between Regado Biosciences, Inc. and the common stockholders listed in Schedule 1 thereto (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on March 21, 2014).

10.37	Employment Agreement by and between Regado Biosciences, Inc. and R. Don Elsey, dated April 25, 2014 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on May 1, 2014).

10.38	Office Lease by and between Regado Biosciences, Inc. and 106 Allen Road, LLC, dated April 30, 2014 (Incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by the registrant on May 5, 2014).

10.39	Amended and Restated Employment Agreement by and between Regado Biosciences, Inc. and Michael A. Metzger, dated December 3, 2014. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on December 5, 2014).

10.40*	Separation Agreement by and between Regado Biosciences, Inc. and R. Don Elsey, dated February 6, 2015.

10.41	Form of Parent Support Agreement, by and between Tobira Therapeutics and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

10.42	Form of Company Support Agreement, by and between Regado Biosciences, Inc. and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

10.43	Form of Lock-Up Agreement, dated as of January 14, 2015, by and among Regado Biosciences, Inc. and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

10.44	Equity Commitment Letter, dated as of January 14, 2015, by and among Regado Biosciences, Inc. and the parties named therein (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

21.1*	List of Subsidiaries of the Company

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
#	The Registrant has received confidential treatment for certain portions of this exhibit.
†	Denotes management compensation plan or contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGADO BIOSCIENCES, INC.

	By:	/s/ Michael A. Metzger
Date		Michael A. Metzger
February 12, 2015		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL A. METZGER Michael A. Metzger	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2015

/s/ R. DON ELSEY R. Don Elsey	(Principal Financial Officer and Principal Accounting Officer)	February 12, 2015

/s/ DENNIS PODLESAK Dennis Podlesak	Director, Chairman of the Board of Directors	February 12, 2015

/s/ B. JEFFERSON CLARK B. Jefferson Clark	Director	February 12, 2015

/s/ ANTON GOPKA Anton Gopka	Director	February 12, 2015

/s/ PIERRE LEGAULT Pierre Legault	Director	February 12, 2015

/s/ MICHAEL E. MENDELSOHN Michael E. Mendelsohn	Director	February 12, 2015

/s/ P. SHERRILL NEFF P. Sherrill Neff	Director	February 12, 2015

/s/ JESSE TREU Jesse Treu	Director	February 12, 2015

/s/ ANDREW FROMKIN Andrew Fromkin	Director	February 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Regado Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Regado Biosciences, Inc. (a Delaware corporation) and its subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regado Biosciences, Inc. and its subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

February 12, 2015

Regado Biosciences, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$51,557	$30,688
Restricted cash	81	82
Prepaid expenses	827	2,147
Other assets	1,693	6,211

Total current assets	54,158	39,128
Property and equipment, net	239	108
Intangible assets, net	—	1,823
Other non-current assets	—	4,694

Total assets	$54,397	$45,753

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$185	$1,557
Accrued expenses	6,298	5,524
Warrant liability	8	19
Current portion of long-term debt	2,629	2,000

Total current liabilities	9,120	9,100
Long-term debt	—	2,452

Total liabilities	9,120	11,552
Commitments (Note 6)
Stockholders’ equity:
Series F convertible preferred stock; stated value of $1,000, 1,000,000 shares authorized, 10,000 and 0 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	24,832	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 33,609,212 and 21,310,614 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	34	21
Additional paid-in-capital	232,502	179,159
Accumulated Deficit	(212,091)	(144,979)

Total stockholders’ equity	45,277	34,201

Total liabilities and stockholders’ equity	$54,397	$45,753

Regado Biosciences, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	For the years ended
	December 31,
	2014	2013
Total revenue:	$—	$—
Operating expenses:
Research and development	(54,926)	(26,542)
General and administrative	(11,699)	(7,297)

Total operating expenses	(66,625)	(33,839)

Loss from operations	(66,625)	(33,839)
Other (expense) income:
Interest income	88	80
Interest expense	(575)	(680)

Total other expense	(487)	(600)

Net loss	$(67,112)	$(34,439)
Deemed dividend related to beneficial conversion feature of Series F convertible preferred stock	(14,840)	—

	(81,952)	(34,439)
Net loss attributable to stockholders
Net loss attributable to preferred stockholders	(3,972)	—
Net loss attributable to common stockholders – basic and diluted	(77,980)	(34,439)
Comprehensive loss applicable to all stockholders	$(81,952)	$(34,439
Loss per share – basic and diluted	$(2.54)	$(4.59)
Weighted-average common shares – basic and diluted	30,658,820	7,499,661

REGADO BIOSCIENCES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Accumulated	Total
	Shares	Amount	Capital	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit
Balance, December 31, 2012	221	$—	$4,804	5,798	$5,778	16,667	$19,888	17,037	$22,978	71,667	$51,237	31,437	$22,169	—	$—	$(110,540)	$16,314
Issuance of Series E Preferred stock, net of issuance costs of $147	—	—	—	—	—	—	—	—	—	—	—	14,320	10,163	—	—	—	$10,163
Issuance of common stock upon initial public offering, net of underwriting discounts and offering costs of $5,611	11,672	12	41,063	—	—	—	—	—	—	—	—	—	—	—	—	—	$41,075
Conversion of preferred stock to common stock upon initial public offering	9,397	9	132,204	(5,798)	(5,778)	(16,667)	(19,888)	(17,037)	(22,978)	(71,667)	(51,237)	(45,757)	(32,332)	—	—	—	$—
Issuance of common stock upon exercise of warrants	13	—	2	—	—	—	—	—	—	—	—	—	—	—	—	—	$2
Issuance of common stock upon exercise of options	8	—	33	—	—	—	—	—	—	—	—	—	—	—	—	—	$33
Stock compensation	—	—	988	—	—	—	—	—	—	—	—	—	—	—	—	—	$988
Other	—	—	65	—	—	—	—	—	—	—	—	—	—	—	—	—	$65
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(34,439)	$(34,439)
Balance, December 31, 2013	21,311	$21	$179,159	—	$—	—	$—	0	$—	0	$—	0	$—	—	$—	$(144,979)	$34,201
Issuance of common stock from private placement offering, net of issuance costs and placement fees of $1.4M	4,000	4	18,597	—	—	—	—	—	—	—	—	—	—	—	—	—	$18,601
Private placement offering, adjustment to net issuance costs	—	—	36	—	—	—	—	—	—	—	—	—	—	—	—	—	$36
Issuance of common stock upon public offering, net of issuance costs of $4.2M	10,279	11	57,543	—	—	—	—	—	—	—	—	—	—	—	—	—	$57,554
Issuance of common stock from exercise of options	12	—	52	—	—	—	—	—	—	—	—	—	—	—	—	—	$52
Issuance of common stock from exercise of warrants	7	—	1	—	—	—	—	—	—	—	—	—	—	—	—	—	$1
Exchange of common stock for Series F preferred stock	(2,000)	(2)	(24,838)	—	—	—	—	—	—	—	—	—	—	10	24,824	—	$(16)
Exchange of common stock for Series F preferred stock, adjustments to net issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8	—	$8
Recognition of beneficial conversion feature on Series F preferred stock	—	—	14,840	—	—	—	—	—	—	—	—	—	—	—	—	—	$14,840
Accretion of beneficial converstion feature on Series F preferred stock	—	—	(14,840)	—	—	—	—	—	—	—	—	—	—	—	—	—	$(14,840)
Stock compensation	—	—	1,952	—	—	—	—	—	—	—	—	—	—	—	—	—	$1,952
Other	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(67,112)	$(67,112)
Balance, December 31, 2014	33,609	34	232,502	—	—	—	—	—	—	—	—	—	—	10	24,832	(212,091)	$45,277

Regado Biosciences, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31,
	2014	2013
Cash flows used in operating activities:
Net loss	$(67,112)	$(34,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	127	61
Amortization of patents and licenses	156	20
Impairment of intangible assets	2,057	371
Impairment of clinical trial supplies	8,190	—
Accrued final bank fee	87	55
Amortization of debt discount	91	61
Amortization of debt issuance costs	31	108
Change in fair value of warrant liability	(11)	(60)
Stock-based compensation	1,952	988
Loss on disposal of property and equipment	52	2
Other	—	65
Changes in operating assets and liabilities:
Prepaid expenses	1,320	(1,890)
Other assets	(3,668)	(1,708)
Other non-current assets	4,658	(4,462)
Accounts payable	(1,372)	1,354
Accrued expenses	774	4,738

Net cash used in operating activities	(52,668)	(34,736)
Cash flows used in investing activities:
Change in restricted cash	1	—
Purchase of property and equipment	(310)	(105)
Patent and license acquisition costs	(390)	(543)
Proceeds received from sale of patents	—	100

Net cash used in investing activities	(699)	(548)
Cash flows from financing activities:
Proceeds from issuance of common stock from public offering, net of underwriting discounts and issuance costs	76,191	41,152
Proceeds from sale of preferred stock, net of issuance costs	—	10,163
Proceeds from borrowings on bank loan	—	4,500
Repayment of borrowings on bank loan	(2,000)	(4,500)
Payment of bank origination fee	—	(85)
Payment of debt issuance costs	—	(57)
Proceeds from issuance of common stock upon exercise of options and warrants	53	33
Costs from issuance of Series F	(8)
Proceeds from exercise of warrants	—	2

Net cash provided by financing activities	74,236	51,208

Net increase in cash and cash equivalents	$20,869	$15,924
Cash and cash equivalents, beginning of period	30,688	14,764

Cash and cash equivalents, end of period	$51,557	$30,688

Supplemental disclosures of cash flow information:
Cash paid for interest	$312	$547
Supplemental disclosure of non-cash investing and financing activities :
Exchange of common stock for convertible preferred stock, net of issuance costs	$24,832	$—
Fair value of Series F Preferred Stock beneficial conversion feature	$14,840	$—
Accretion of deemed dividend on Series F Convertible Preferred Stock	$(14,840)	$—

Regado Biosciences, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Organization and Description of Business

Overview

Regado Biosciences, Inc. (the “Company” or “we” or “our” or “us”) is a development stage enterprise incorporated in the State of Delaware on December 19, 2001, operating primarily in Basking Ridge, New Jersey and Durham, North Carolina. We are a biopharmaceutical company that was focused on the discovery and development of novel, first-in-class, actively controllable antithrombotic drug systems for acute and sub-acute cardiovascular indications. On August 25, 2014, we announced the permanent termination of enrollment in our REGULATE-PCI phase 3 trial for our lead program, Revolixys™ Kit, formerly known as REG1. The decision was made based on a recommendation from the trial’s Data and Safety Monitoring Board, or DSMB, following their analysis of the data from the first approximately 3,250 patients enrolled in what was intended to be a 13,200-patient trial comparing the safety and efficacy of Revolixys Kit with bivalirudin. Prior to the substantial suspension of our clinical development activities, we were conducting the REGULATE-PCI trial to evaluate Revolixys™ Kit, a two-component system consisting of pegnivacogin, an anticoagulant aptamer specifically targeting coagulation Factor IXa, and its complementary oligonucleotide active control agent, anivamersen. Revolixys was being developed for use in patients with a wide variety of acute coronary syndromes, or ACS, undergoing a percutaneous coronary intervention, or PCI, a hospital-based procedure used to mechanically open or widen obstructed coronary arteries.

In September 2014, we announced that our Board of Directors retained MTS Health Partners, L.P., or MTS, and Cowen & Company, LLC, or Cowen, to act as financial advisors in connection with our exploration of potential business alternatives. In addition, the Company, announced the restructuring activities described in Note 7 to the financial statements to reduce costs following the termination of the REGULATE-PCI trial as part of the Company’s decision to focus resources on three principal activities following the termination of the trial: completion of the final closure of the REGULATE-PCI trial and analysis of the unblinded database from the trial, diligence activities associated with thoroughly exploring potential business alternatives, and the Company’s compliance activities associated with being a public company in good regulatory standing.

We completed our initial public offering (“IPO”) in August 2013. Inclusive of the underwriters’ exercise of the over-allotment option in connection with the IPO in September 2013, we issued 11,671,500 shares of common stock at a price of $4.00 per share, resulting in net proceeds of approximately $41.1 million, after deducting underwriting discounts of $3.3 million and offering costs of $2.3 million. Pursuant to the IPO, all shares of convertible preferred stock then outstanding automatically converted into an aggregate of 9,396,767 shares of common stock.

In early 2014, we sold 4,000,000 shares of our common stock at a purchase price of $5.00 per share to certain accredited and institutional investors (the “2014 Private Placement”) for net proceeds of approximately $18.6 million. In March 2014 we effected an exchange of 2,000,000 of the shares of our common stock purchased by certain of the investors in the 2014 Private Placement for 10,000 shares of newly designated Series F Convertible Preferred Stock (the “Series F”), with a stated value of $1,000 per share, each share of which is convertible into 200 shares of our common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting our common stock).

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

We are not profitable and do not expect to be profitable in the foreseeable future. We have suffered negative cash flows from operating activities of $52.7 million for the year ended December 31, 2014. We have an accumulated deficit of approximately $212.1 million for the year ended December 31, 2014. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidate and we have therefore not generated any revenues from product sales. Since we have ceased our product development activities, we will not have any revenues for the foreseeable future. Also, we will continue to incur expenses from the wind down of the clinical operations and general and administrative costs associated with running the company. As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. As of December 31, 2014, we had approximately $51.6 million of cash and cash equivalents. In September 2014, we implemented a workforce reduction plan described in Note 7 to the financial statements and other cost-cutting measures.

Recent Developments

On January 14, 2015, the Company announced that it had entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Tobira Therapeutics, Inc., a Delaware corporation (“Tobira”), a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics to treat liver disease, human immunodeficiency virus, fibrosis and inflammation, Landmark Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”) and, solely with respect to Section 5.14 of the Merger Agreement, Brent Ahrens, as the agent of Tobira’s stockholders.

Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by the Company’s stockholders and Tobira’s stockholders, the Merger Sub will be merged with and into Tobira (the “Merger”), with Tobira surviving the Merger as a wholly-owned subsidiary of the Company. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

At the effective time of the Merger, but subject to the escrow provisions described below: (a) each outstanding share of Tobira’s common stock will be converted into and exchanged for the number of shares of the Company’s common stock (the “Company Common Stock”) equal to the exchange ratio described below; (b) each outstanding Tobira stock option will be assumed by the Company; and (c) certain warrants to acquire Tobira capital stock will be assumed by the Company.

Under the exchange ratio formula in the Merger Agreement, immediately after the Merger, but excluding the effect of any financing (as described below), the former Tobira securityholders are expected to own approximately 68% of the aggregate number of shares of the Company Common Stock, and the stockholders of the Company immediately prior to the Merger (the “Company Stockholders”) are expected to own approximately 32% of the aggregate number of shares of the Company Common Stock (on a fully diluted basis). This exchange ratio will be adjusted to the extent the Company’s net cash at closing is greater or less than $38 million.

Following the Merger, Tobira’s Chief Executive Officer, Laurent Fischer, M.D., will be the Company’s Chief Executive Officer, and the Company’s corporate headquarters will be relocated to 701 Gateway Blvd, Suite 300, South San Francisco, CA 94080. Additionally, following the Merger, the board of directors of the Company will consist of nine seats and will be comprised of six representatives of Tobira and three representatives of the Company, with the Company’s current chairman of the board of directors, Dennis Podlesak, continuing to act as chairman of the board of the Company following the Merger.

The Merger Agreement contains customary representations, warranties and covenants made by the Company and Tobira, including covenants relating to obtaining the requisite approvals of the stockholders of the Company and Tobira, indemnification of directors and officers, the Company’s and Tobira’s conduct of their respective businesses between the date of signing the Merger Agreement and the closing of the Merger and a covenant by the Company to, following the closing of the Merger, file a registration statement on Form S-3 to register the resale of the shares of Company Common Stock issued pursuant to the Merger Agreement.

The authorization and issuance of the shares of Company Common Stock in the Merger and in the financing described below, amendments of the Company charter related to changing the name of the Company and a potential five to one reverse stock split are subject to approval by the Company’s stockholders. The Merger is subject to other customary closing conditions, including, among other things, the accuracy of the representations and warranties, subject to certain materiality qualifications, compliance by the parties with their respective covenants and no law or order preventing the Merger and related transactions.

The Merger Agreement may be terminated by either party under certain circumstances, including, among others: (i) if the closing has not occurred by the six-month anniversary of the Merger Agreement; (ii) if a court or other governmental entity has issued a final and non-appealable order prohibiting the closing; (iii) if the Company’s or Tobira’s stockholders fail to approve the transaction; (iv) upon a material uncured breach by the other party that would result in a failure of the conditions to the closing; or (v) in the event of a material adverse event. Upon termination of the Merger Agreement for a party’s failure to obtain the approval of its stockholders, such party is obligated to pay the other party a termination fee of $1 million plus reimburse the other party’s fees and expenses up to $250,000. If such party enters into an agreement relating to an Acquisition Transaction (as defined in the Merger Agreement) or consummates an Acquisition Transaction within 12 months following a termination for the failure to obtain stockholder approval, such party is obligated to pay an additional $1 million to the other party. In addition, if the Merger Agreement is terminated due to certain breaches of the Merger Agreement, the breaching party is obligated to reimburse up to $250,000 of the other party’s fees and expenses.

2	Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

In March 2013, we incorporated Regado Biosciences Europe Limited, a wholly owned subsidiary registered in England and Wales, in order to establish a legal presence in the European Union (EU) for the purpose of conducting clinical trials in the EU. Regado Biosciences Europe Limited had no operations during the years ended December 31, 2014 or 2013.

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

The accompanying financial statements have been prepared assuming that we will operate as a going concern. We have had negative cash flows from operating activities of $52.7 million for the year ended December 31, 2014. Prior to our initial public offering (“IPO”), we were funded primarily through the issuance of preferred stock and debt. We will continue to closely monitor and analyze expenses and make adjustments as necessary to prioritize business operations. Following the restructuring described in Note 7, and assuming that a transaction involving a potential business alternative is not consummated, we believe that the net proceeds from our recent common stock offerings to new and existing investors (see Note 10) will be sufficient for us to fund our reduced operations for the foreseeable future.

Reclassifications

Certain amounts in the December 31, 2013 consolidated balance sheet and statements of cash flows have been reclassified for comparative purposes to conform to the current year presentation. This reclassification did not have any impact on our loss from operations or net loss for the year ended December 31, 2013 or on total assets as of December 31, 2013.

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

Fair Value of Financial Instruments

The carrying amount of certain of our financial instruments, including cash and cash equivalents, and accounts payable approximate fair value due to the short maturities of those financial instruments. In conjunction with the refinancing of our long term debt in May 2013, we were required to recognize a warrant liability at December 31, 2014 and 2013 that is required to be measured at fair value on a recurring basis (see Note 3).

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

Cash and Cash Equivalents

We consider all interest-bearing investments due on demand and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents included cash of $1.7 million and $363,000 at December 31, 2014 and 2013, respectively. Cash and cash equivalents at December 31, 2014 and 2013 also included investments of $49.9 million and $30.3 million, respectively, in money market funds invested in U.S. Treasury securities with original maturities of less than three months. Cash deposits are held in federally insured financial institutions in the United States of America. We maintain cash in accounts which are in excess of federally insured limits.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates and manages its business as one operating segment and all of the Company’s operations were in North America during 2014 and 2013.

Clinical Trial Supplies

Historically, we capitalized materials that were to be used in our REGULATE-PCI clinical trial that had an alternative future use in either ongoing or future clinical research or development projects. Clinical trial supplies may comprise material used to manufacture active pharmaceutical ingredients (“API”) used to develop our product candidates, in-process or completed API, in-process or completed unlabeled finished drug product and labeled finished drug product. With the termination of the REGULATE-PCI trial and suspension of development activities we have expensed these supplies.

As of December 31, 2014 we expensed all clinical trial supplies. This resulted in expenses of $8.2 million, which are included in R&D expenses for the year ended December 31, 2014. As of December 31, 2013, clinical trial supplies included in other current assets were $4.6 million of which $1.6 million and $3.0 million represented API held at the third party storage facility and drug product located at depots, respectively.

Clinical Agreements

We entered into various clinical trial agreements with academic research organizations (“AROs”) and clinical research organizations (“CROs”) for the planning, management and execution of clinical trials. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. Costs for ARO and CRO contracts are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided by vendors on their actual costs incurred; such costs are charged to research and development expense in the accompanying consolidated statements of comprehensive loss. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. Upfront contract signing fees are amortized over the life of the respective contract.

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

All upfront and contract signing costs were applied to outstanding invoices or expensed during the year ended December 31, 2014. Prepaid expenses on the December 31, 2013 consolidated balance sheet included $1.1 million related to clinical agreements. Other non-current assets at December 31, 2013 included $4.5 million of upfront payments which were applied to final invoices as required under the respective contract.

Value Added Taxes

We are charged value added taxes on purchases, made on the Company’s behalf by a CRO, of certain clinical supplies from manufacturers in foreign jurisdictions. As of December 31, 2014 and 2013, the Company had recorded $1.2 million as a VAT receivable and $780,000 as a VAT liability in the accompanying consolidated balance sheet within other current assets and accrued expenses, respectively. There was no impact on our loss from operations or net loss for the year ended December 31, 2014 and 2013 related to VAT.

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

Intangible Assets and Impairment of Long-lived Assets

The Company’s policy is to file patent application(s) to protect technology, inventions and improvements that are considered important to the development of its business. The patent positions of technology companies, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. Upon receipt of a patent grant, the respective costs are amortized over the remaining life of the patent.

The Company amortizes license agreements over the stated contractual life.

We perform a quarterly review of finite-lived identified intangible assets to determine whether facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related assets or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If an asset’s useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. For the year ended December 31, 2014, management has determined that the carrying value of the patents is impaired. As a result, the Company recognized an impairment loss of approximately $2.1 million for the year ended December 31, 2014. No such impairment was recognized for the year ended December 31, 2013 except for expense recognized for expired and abandoned patents totaling $371,000. Such expenses are included in research and development expenses in the accompanying consolidated statements of comprehensive loss.

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

Stock-based Compensation

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation, as modified or supplemented, we measure compensation cost for share-based payment awards granted to employees and non-employee directors at fair value using the Black-Scholes option-pricing model. We recognize compensation expense on a straight-line basis over the service period for awards expected to vest. Share-based compensation cost related to share-based payment awards granted to non-employees is adjusted each reporting period for changes in the fair value of our common stock until the measurement date. The measurement date is generally considered to be the date when all services have been rendered or the date that options are fully vested.

Series F Convertible Preferred Stock

The Series F convertible preferred stock was deemed to have a beneficial conversion feature (a “BCF”). See Note 10 for further detail regarding the accounting for the Series F convertible preferred stock and this feature.

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

Recent Accounting Pronouncements

In June of 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2014-10”), Development Stage Entities (Topic 915) “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of comprehensive loss, cash flows, and changes in stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. We have elected to early adopt the provisions of ASU 2014-10 for the current period presented. Other than the changes in presentation noted above, the adoption of ASU 2014-10 did not have significant impact on our results of operations, financial condition or cash flows.

In August 2014, FASB issued ASU 2014-15-Presentation of Financial Statements-Going Concern (ASC Subtopic 205-40): “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The update requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. All entities are required to apply the new requirements in annual periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. As such, we are required to adopt these provisions for the annual period ending December 31, 2016. We are currently evaluating the impact of FASB ASU 2014-15 but we do not expect the adoption thereof to have a material effect on the Company’s financial statements.

3	Fair Value of Financial Instruments

The following table (in thousands) sets forth our assets and liabilities that were measured at fair value on a recurring basis at December 31, 2014 and 2013 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

	As of December 31, 2014				As of December 31, 2013
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets:
Money market funds	$49,856	$—	$—	$49,856	$30,325	$—	$—	$30,325
Total assets at fair value	$49,856	$—	$—	$49,856	$30,325	$—	$—	$30,325
Liabilities:
Warrant liability	$—	$—	$8	$8	$—	$—	$19	$19
Total liabilities at fair value	$—	$—	$8	$8	$—	$—	$19	$19

The change in the fair value measurement using significant unobservable inputs (Level 3) is summarized below (in thousands):

Balance at December 31, 2013	$19

Change in fair value recorded as interest income	(68)

Change in fair value recorded as interest expense	57

Balance at December 31, 2014	$8

The warrant liability represents our allocation of a portion of the proceeds from the May 2013 Comerica Loan (as defined in Note 9). The allocation of the proceeds from the Comerica Loan was based on the fair value of the warrant liability on the date of grant. We utilized the Binomial pricing model to determine the fair value of the warrant liability. We record changes in the fair value of the warrant liability as interest expense or interest income, as applicable.

We used significant assumptions in estimating the fair value of the warrant liability including the estimated volatility, risk free interest rate, estimated fair value of the preferred shares, and the estimated life of the warrant. These assumptions were used to establish an expected set of cash flows which were probability-weighted and discounted to present value to determine a fair value.

4	Property and Equipment, net

Property and equipment consist of the following (in thousands):

	As of December 31,
	2014	2013
Leasehold improvements	$—	$333
Computer equipment and software	223	184
Laboratory equipment	—	1,775
Furniture and equipment	186	27
Less – Accumulated depreciation	(170)	(2,211)

Property and equipment, net	$239	$108

Depreciation expense for the years ended December 31, 2014 and 2013 was $127,000, and $61,000, respectively.

5	Intangibles

Since we have discontinued our clinical trials, have no intention of resuming drug development related to these intangibles and there is no discernible market for such intellectual property, we have recorded an impairment of these intangibles during 2014.

The following information details the carrying amounts and accumulated amortization of our intangible assets subject to amortization (in thousands):

	As of December 31, 2014				As of December 31, 2013
	Weighted Average Useful Life Remaining	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:
Patents	8.0 years	$—	—	—	$1,518	$(383)	$1,135
Product licenses	2.0 years	—	—	—	1,555	(1,424)	131
Total	7.8 years	$—	—	—	$3,073	$(1,807)	$1,266

We record amortization of patent and product license costs in research and development expense in the accompanying consolidated statements of comprehensive loss.

Patents

Patent costs consist of expenditures incurred for various patent applications. As of December 31, 2013, we had $557,000 of costs related to patents not subject to amortization as they had yet to be granted. We incurred patent costs of approximately $383,000 during the year ended December 31, 2014. We recognized an impairment loss on all patents of approximately $2 million and $371,000 for the years ended December 31, 2014 and 2013, respectively. The 2014 impairment loss was taken as a result of the termination of the clinical trials.

Product Licenses

We have primary license agreements with Duke University, Archemix Corporation, and Nektar Therapeutics AL and all of the licenses were being amortized over the stated contractual life. We incurred costs related to product licensing of approximately $7,000 during the year ended December 31, 2014. We recognized an impairment loss of approximately $104,000 and $0 for the years ended December 31, 2014 and 2013, respectively.

6	Commitments and Contingencies

Employment Agreement

We entered into an employment agreement with our President and Chief Operating Officer which has an effective date of October 2014. The agreement specifies the compensation payable to, and the services to be provided by, the executive. If the agreement should be terminated by us for other than cause, as defined, we are required to pay 12 months of the executive’s base salary and the executive’s target bonus for the year to be paid semi-monthly.

Clinical Agreements

We had various clinical trial agreements with AROs and CROs for the planning, management and execution of clinical trials. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. These contracts generally provide for termination on notice (see Note 2—Clinical Agreements). All such contracts have been terminated as of December 31, 2014.

Milestones and Other Obligations

Upon the commencement of our REGULATE-PCI trial which occurred in September 2013, we were obligated to make milestone payments of $500,000 to Duke University (“Duke”), and $1.0 million to Archemix Corporation, (“Archemix”). We paid $500,000 of such milestone obligations during the year ended December 31, 2013. The $1.0 million balance was accrued for as of December 31, 2013, and accordingly, was included in research and development expense in the accompanying statement of comprehensive loss for the year ended December 31, 2013. Payment was made during the year ended December 31, 2014. There are no further payments due for milestones and no outstanding obligations as of December 31, 2014.

We entered into an agreement with MTS Partners L.P. (“MTS”) where MTS would advise us in connection with its consideration, evaluation and/or exploration of potential transactions. The fees would be a non-refundable retainer of $100,000 upon execution of the agreement plus a fee equal to $1.5 million upon the closing of the transaction, with $500,000 payable in the form of public company securities. The $100,000 retainer was paid during the year ended December 31, 2014. The $1.5 million payment will be paid if we consummate a transaction, including the pending merger with Tobira.

We entered into an agreement with Cowen and Company, LLC (“Cowen”) where Cowen has been engaged to act as a financial advisor to us in connection with the proposed merger transaction with Tobira. A cash fee of $500,000 is due when Cowen informs the Board of Directors of the Company that it is prepared to render its first opinion. This amount is due without regard to whether the transaction is consummated. In the event of a subsequent opinion, Cowen shall be paid $250,000 in common stock of the Company. If the transaction is consummated, Cowen shall be paid a transaction fee at the closing of the transaction of $250,000 payable in common stock. There have been no payments made for the year ended December 31, 2014.

License Agreements

In December 2012, in connection with its Series E Preferred Stock financing, we entered into a Technology Transfer Agreement (the “Tech Transfer Agreement”) with Domain Russia Investments Limited or DRI. In accordance with the terms of the Tech Transfer Agreement, in May 2013 we entered into a Clinical Development and Collaboration Agreement with NovaMedica pursuant to which we agreed to assist NovaMedica in the development and commercialization of our product candidates in the Covered Territory, as defined.

Operating Leases

During 2014, we maintained three separate office locations:

We rent an administrative office space in Durham, North Carolina (the “Durham Office Lease”) under an operating lease agreement effective May 1, 2013, with annual lease obligations of $39,000, $40,000 and $41,000 for years one through three, respectively, for 36 months.

In April 2007, we entered into an operating lease for 8,495 square feet of laboratory space in Durham, North Carolina. The lease expired July 31, 2012 and subsequent thereto we were on a month-to-month basis with base rent of $11,000 per month. In December 2013 the Company signed a new one year lease for such space with base rent of approximately $13,000 per month and such lease was not renewed at December 31, 2014. An initial letter of credit of $115,000 was given to the lessor for use of the facility, and the letter of credit was reduced to $46,000 on the fourth anniversary date of the lease. This lease has been terminated and the letter of credit has been cancelled.

In April 2014, we entered into a 6-year lease agreement for 18,467 square feet of administrative office space at 106 Allen Road in Basking Ridge, NJ. The total contractual obligation is $2.4 million. This space is being actively marketed.

Rent expense related to operating leases was $478,000 and $464,000 for the years ended December 31, 2014 and 2013, respectively.

Future minimum aggregate payments under non-cancelable lease obligations as of December 31, 2014 are as follows (in thousands):

For the year ending December 31:	Amount
2015	$315
2016	389
2017	472
2018	489
2019	498
thereafter	291

Total minimum lease payments	$2,454

Legal Proceedings

On July 10, 2014, the first of two purported securities class action lawsuits was commenced in the United States District Court for the District of New Jersey, naming as defendants us and certain of our officers and directors. The lawsuits, which were consolidated on September 26, 2014, alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 3 trial of Revolixys in patients undergoing certain percutaneous coronary intervention procedures. Plaintiffs alleged, among other things, that we failed to disclose facts related to the potential risk of several allergic reactions following the administration of Revolixys and therefore made false or misleading statements about Revolixys’ safety. This consolidated lawsuit was dismissed without prejudice on December 10, 2014.

On February 2, 2015, a purported shareholder of the Company filed a putative class-action lawsuit (captioned Maiman v. Regado Biosciences, Inc., Case No. 10606-CB) in the Court of Chancery for the State of Delaware, challenging the proposed stock-for-stock Merger of the Company with Tobira. The complaint names as defendants: (i) each member of the Company’s Board of Directors, (ii) the Company, (iii) Tobira, and (iv) Landmark Merger Sub Inc. Plaintiff alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders by, among other things, (a) agreeing to merge the Company with Tobira for inadequate consideration, (b) implementing a process that was distorted by conflicts of interest, and (c) agreeing to certain provisions of the Merger Agreement that are alleged to favor Tobira and deter alternative bids. Plaintiff also generally alleges that the entity defendants aided and abetted the purported breaches of fiduciary duty by the directors. Plaintiff seeks an injunction against the consummation of the Merger and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees. The Company believes the litigation is without merit.

In addition, from time to time and in the ordinary course of business, we are subject to various other claims, charges and litigation. Class action lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of these suits and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. We have a multi-layer Directors and Officers (“D&O”) insurance policy which will provide reimbursement of the defense costs. There is not a guarantee that our insurance limits will be sufficient to cover all incurred expenses. We currently are not able to estimate the possible cost to us from these matters, as this lawsuit is currently at an early stage, and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We have not established any reserve for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

7	Restructuring

On September 24, 2014, the Company announced a workforce reduction plan to reduce costs following the termination of the REGULATE-PCI trial. Pursuant to the workforce reduction plan, the Company eliminated 88% of the Company’s workforce, or 28 of our 32 full-time employees, across all operational sites. Affected employees were offered separation benefits, including severance payments, and temporary healthcare coverage assistance.

Effective September 26, 2013, we reduced our workforce by eliminating 5 of our then 32 full-time employees. The majority of the affected employees worked in drug discovery roles at our laboratory facility in North Carolina. The goal of our reduction in workforce was to enable us to focus management and financial resources on advancing our lead product candidate, REG1, in our REGULATE-PCI trial.

There was $3.3 million of severance expense incurred in 2014 and $2.6 million remains unpaid at December 31, 2014. There was $667,000 of severance expense incurred in 2013 and $417,000 remained unpaid at December 31, 2013.

We have accrued $4.6 million in connection with the wind down of various operational activities for the company including severance, final payments and anticipated but identified close down expenditures. In our estimation, our accrual for these costs is reasonable, based on the best information currently available, although the resolution of certain contingencies could result in ultimate expenditures up to an estimated maximum amount of $7.0 million.

8	Accrued Expenses

The components of accrued expenses are as follows (in thousands):

	As of December 31,
	2014	2013
Accrued license milestones	$—	$1,000
Accrued obligations under clinical contracts	—	1,957
Accrued restructuring costs	4,591	—
Accrued legal and professional services	276	152
Accrued VAT expenses	780	780
Accrued interest	21	24
Accrued compensation and benefits	140	1,225
Accrued expenses, other	490	386

Total accrued expenses	$6,298	$5,524

9	Long-term Debt

In May 2011, we entered into a loan and security agreement with MidCap Financial SBIC, LP pursuant to which we borrowed a total of $6.0 million, at the stated rate of LIBOR, at a 2% rate floor, plus 8% spread per annum. The loan was payable in monthly installments beginning May 2012 through August 2014. Our assets (including intellectual property) were collateral for the borrowings, and we were required to pay a 3% final payment of $180,000 regardless of when the loan was paid in full. The final installment on the loan and final payment were made in 2013.

On May 13, 2013, we secured a venture debt loan with Comerica Bank (the “Comerica Loan”). We borrowed $4.5 million (“Tranche One”), and the proceeds of the loan were utilized to repay all amounts due to MidCap Financial SBIC, LP. The Comerica Loan bears interest at Comerica’s Prime Reference Rate (as defined in the Loan Agreement) subject to a floor of 30 day LIBOR plus 250 basis points plus 4.0%, or 7.25% as of December 31, 2014. The terms allow for an interest only period of 15 months, and the remaining principal and interest will be repaid starting September 2014 over a nine-month period (24 months in total), maturing in 2015. Upon (i) Comerica’s receipt of evidence satisfactory to Comerica that the 1,000 patient interim analysis in the REGULATE-PCI study was successful and performed by April 30, 2014 and (ii) our completion of the IPO and receipt of net proceeds of at least $50.0 million prior to June 30, 2013, we had the option to borrow an additional $4.0 million in the second tranche, or (“Tranche Two”). Since the latter of the Tranche Two conditions was not satisfied, Tranche Two is solely at the discretion of Comerica. We have not, and have no intention of, borrowing under Tranche Two. At December 31, 2014 and 2013, the balance outstanding was approximately $2,629,000 and $4,452,000 respectively.

Interest expense recorded related to the Comerica Loan, including changes in fair value of warrants, was approximately $575,000 and $355,000 for the years ended December 31, 2014 and 2013, respectively. Interest expense recorded related to the MidCap Loan was $0 and $325,000 for the years ended December 31, 2014 and 2013, respectively.

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

The Comerica debt is summarized as follows (in thousands):

	As of December 31,
	2014	2013
Principal due in 2014	$—	$2,000
Principal due in 2015	2,500	2,500
Less: unamortized discount	(13)	(103)
Plus – fees due at closing (1)	142	55

Total Short Term Debt	2,629	4,452
Less: current portion	(2,629)	(2,000)

Long-term debt, net	$—	$2,452

(1)	On the date that all of the principal and interest of the Comerica Loan become due and payable, we must pay an end of term fee of $173,000 (the “Final Fee”). The Final Fee is being accreted to interest expense over the term of the Comerica Loan

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

10	Stockholders’ Equity (in thousands except share and per share amounts)

Post IPO Common and Preferred Stock Authorized Shares

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

The Board of Directors is authorized, by resolution or resolutions, to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, and the powers (including voting powers, if any), preferences and relative, participating, optional and other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series of Preferred Stock. The powers, preferences and relative, participating, optional and other special rights of, and the qualifications, limitations or restrictions thereof, of each series of Preferred Stock, if any, may differ from those of any and all other series at any time outstanding

2014 and 2013 Transactions

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

Pursuant to the IPO all shares of Series A – E Preferred Stock then outstanding automatically converted into an aggregate of 9,396,767 shares of common stock.

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

Accounting for the Series F Convertible Preferred Stock

Each share of the Series F is convertible into 200 shares of common stock at any time at the option of the holder, subject to adjustment, and the beneficial ownership limitation provision noted above. The Company has recorded the Series F in equity. The initial carrying value of the Series F was $24.8 million. Upon completion of the Exchange, the conversion option of the Series F was immediately exercisable; therefore, the $14.8 million discount related to the BCF was immediately accreted to Series F, resulting in an increase in the carrying value of the Series F by $14.8 million. For the year ended December 31, 2014, the value of the BCF of $14.8 million was included in the Company’s net loss applicable to common shareholders (see Note 14).

As the Series F are considered participating securities, the Series F participates in the earnings or losses of the Company. Consequently, net losses were adjusted for the deemed distributions relating to the BCF and losses attributable to preferred stockholders to calculate the net loss attributable to common stockholders for the year ended December 31, 2014.

Warrants

See Notes 3 and 9 regarding our issuance of a warrant for Series E Preferred Stock in connection with obtaining the Comerica Loan. As of December 31, 2014 and 2013, we had 9,356 and 16,332 warrants outstanding, respectively, that were exercisable into common shares at a weighted average price of $12.02 and $6.96 per share, respectively, at the option of the warrant holder. During the year ended December 31, 2014, warrants for 6,976 shares of common stock were exercised at an exercise price of $0.17.

11	Stock Based Compensation

Equity Compensation Plans

The 2013 Equity Compensation Plan (the “2013 Plan”) adopted by our Board of Directors in May 2013, became effective upon consummation of the IPO in August 2013. There are 4,408,369 common shares authorized for future issuance under the 2013 Plan of which 937,228 were available as of December 31, 2014. Upon effectiveness of the 2013 Plan, stock options outstanding under the 2004 Equity Compensation Plan (the “2004 Plan”) to acquire 1,406,910 shares of our common stock were assumed under the 2013 Plan, leaving stock options to acquire 34,342 shares of our common stock outstanding under the 2004 Plan. There will be no further awards made under the 2004 Plan.

The 2013 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2013 Plan. The annual increase will be added on the first day of each fiscal year starting January 1, 2014, inclusive, and will be equal to five percent of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year as determined by the board of directors (the Board). The Board may act prior to the first day of any calendar year, to provide that there shall be no increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year shall be a lesser number of shares of Common Stock than would otherwise occur. On January 1, 2014 another 1,065,530 shares became available for grant under this evergreen provision, increasing the number of shares authorized for issuance under the 2013 Plan from 3,342,839 shares to a total of 4,408,369 shares as of December 31, 2014. On January 1, 2015 another 1,680,461 options became available for grant under this evergreen provision.

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

The following table shows the weighted average assumptions used to value stock options on the date of grant, as follows:

	Year ended December 31,
	2014		2013
	Employee	Non-Employees	Employee	Non-Employees
Expected stock price volatility	55.17%	62.71%	46.00%	45.30%

Risk-free interest rate	1.33%	0.10%	1.04%	0.37%

Expected life of option (in years)	3.2	0.6	3.69	2.00

Estimated dividend yield	0.00%	0.00%	0.00%	0.00%

Weighted-average grant date fair value per share	$0.02	$0.02	1.91	1.49

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

The following table summarizes our aggregate Equity Compensation Plan activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding – January 1, 2014	3,272,847
Granted	2,162,142
Exercised	(12,161)
Forfeited	(1,428,678)
Expired	(155,028)
Outstanding – December 31, 2014	3,839,122	$4.68	6.43	$50,252

Exercisable – December 31, 2014	2,067,500	$5.43	4.99	$14,657
Vested and expected to vest at December 31,2014 (2)	3,825,209	$4.67	6.42	$49,761

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of December 31, 2014 over the weighted-average exercise price. A negative intrinsic value indicates the weighted-average exercise price is greater than the fair value of the underlying common shares as of December 31, 2014.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The total intrinsic value of options exercised during the year ended December 31, 2014 and 2013 was $30,000 and $11,000, respectively.

The following table summarizes certain information about all options outstanding as of December 31, 2014:

	Options Outstanding		Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

$0.80 - $1.10	837,531	9.9	244,280	9.9

$1.67 - $3.84	260,758	3.5	227,286	2.8

$3.85 - $4.50	721,213	5.9	721,213	5.9

$4.51 - $4.81	1,128,061	5.4	717,203	4.0

$4.87 - $12.53	891,559	5.2	697,518	4.1

	3,839,122	6.4	2,607,500	5.0

The following table summarizes certain information about all options outstanding as of December 31, 2013:

	Options Outstanding		Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

$1.67-$3.84	334,921	5.8	254,829	5.0

$4.00	1,366,760	9.6	4,256	1.0

$4.51-$4.81	951,961	7.8	626,455	6.7

$4.87-$12.53	619,205	5.2	501,113	4.1

	3,272,847	7.9	1,386,653	5.4

Stock-Based Compensation Expense

In the fourth quarter of 2014, the Company decided to extend the exercise period of certain awards. The Company accounted for the extension of the exercise period as a modification under modification accounting. The Company valued the old awards immediately prior to the modification and the excess value of the new award over that value is recorded as an incremental expense over the vesting period. Additional stock compensation cost expensed in the year ended December 31, 2014 related to the modification was immaterial.

Total stock-based compensation expense recognized based on the total grant date fair value of options vested and expected to vest was approximately $2.0 million and $988,000 for the years ended December 31, 2014 and 2013, respectively. Due to the valuation allowance against our net deferred tax asset, we have never recognized a tax benefit for stock based compensation.

All stock options issued to nonemployees have been recorded at fair value. Options issued to nonemployees in exchange for services have resulted in expenses of $0 and $59,000 during the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, approximately $1,030,000 of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.3 years.

12	Employee Benefit Plan

In 2006, the Company adopted the Regado Biosciences 401k Plan (the Plan). The Plan allows eligible employees to defer up to 87% of their compensation, up to allowable Internal Revenue Service limits. Effective December 19, 2013 the Company elected to match participant elective deferrals in an amount equal to 50% of such elective deferrals on the first 6.0% of each participant’s total compensation for the Plan Year. The Company also declared a retroactive match for the year ended December 31, 2013. The Company’s aggregate 401K match expense for the years ended December 31, 2014 and 2013 was $101,000 and $88,000, respectively.

The Company has a Special Incentive Plan that provides for retention bonuses to be granted to certain participants in the event of a change of control. No such bonuses were incurred in 2014 or 2013.

Effective upon the consummation of the IPO, the Company adopted an Employee Stock Purchase Plan (the “ESPP”). Upon effectiveness, up to 96,360 shares of the Company’s common stock may be issued pursuant to the ESPP. There were no shares outstanding under this ESPP as of December 31, 2014 or 2013.

13	Income Taxes

Significant components of the Company’s deferred income tax assets and liabilities at December 31, 2014 and 2013, consisted of the following (in thousands):

	2014	2013
Deferred income tax assets:
Net operating loss carryforwards	$78,276	$53,436
Property and equipment	8	136
Stock-based compensation expense	1,403	661
Accruals	1,700	1,220
Other	20	44
Valuation allowance for deferred income tax assets	(81,407)	(54,999)

Net deferred income tax assets	—	498
Deferred income tax liabilities:
Patent costs	—	(498)

Net deferred income taxes	$—	$—

At December 31, 2014 and 2013, the Company provided a full valuation allowance against its net deferred income tax assets, as management has assessed that the realization of these benefits is not more-likely-than-not. The change in the valuation allowance is primarily attributable to additional net operating loss carryforwards from current year activity.

The differences between the statutory rate and the effective rate are due to the valuation allowance and other permanent differences, as shown in the table below (dollars in thousands):

	2014		2013
	Tax	Rate	Tax	Rate
Rate Reconciliation
Tax at statutory rate	$(23,489)	35.0%	$(12,054)	35%
Incentive stock options	19	(0.0)%	148	(0.4)%
Non-deductibles	(19)	0.0%	—	0.0%
State taxes	(2,684)	4.0%	(1,378)	4%
Contribution adjustment	19	(0.0)%	—	0.0%
Federal NOL adjustment	(2,145)	3.2%	—	0.0%
State NOL adjustment	1,655	(2.5)%	—	0.0%
Other deferred tax asset adjustment	235	(0.3)%	—	0.0%
Change in valuation allowance	26,408	(39.4)%	13,002	(37.8)%
Other	1	(0.0)%	282	0.8%

Income tax expense reported	$—	—%	$—	—%

As of December 31, 2014, the Company had estimated federal and state operating loss carry forwards of approximately $205.6 million and $257.9 million available the offset future federal and state taxable income which begin to expire in 2022 and 2017, respectively. The utilization of the federal net operating loss carry forwards may be subject to limitations under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss (“NOL”) carry forwards, other tax carry forwards, and certain built-in losses upon an ownership change as defined by that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company stock by more than 50 percentage points over a three year testing period (“Section 382 Ownership Change”). If the Company has undergone a Section 382 Ownership change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carry forwards, and certain other losses, credits, deductions of tax basis. As of December 31, 2014, the Company has not performed a formal study to determine whether there are Section 382 limitations that apply.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of the end of 2014 or 2013, the Company did not record a liability for uncertain tax positions because no material positions existed.

The Company did not have any accrued interest or penalties associated with any unrecognized tax positions at December 31, 2014, and there were no such interest or penalties recognized during the period since inception through December 31, 2014.

14	Net Loss Per Share

In March 2014, the Company issued the Series F with a BCF (See Note 9) and recorded a deemed dividend relating to the BCF of $14.8 million for 2014. The Series F participates in earnings or losses of the Company. Consequently, net losses were adjusted for the deemed distribution relating to the BCF and losses attributable to Series F stockholders to calculate the net loss attributable to common stockholders.

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to the Company’s common stockholders (in thousands, except share and per share data):

	December 31,
	2014	2013
Net loss per share:
Numerator:
Net loss	$(67,112)	$(34,439)
Deemed dividend related to the beneficial conversion feature of Series F convertible preferred stock	(14,840)	—

Net loss attributable to stockholders	(81,952)	(34,439)
Net loss attributable to preferred stockholders	(3,972)	—

Net loss attributable to common stockholders — basic and diluted	(77,980)	(34,439)

Denominator:
Weighted average common shares outstanding, basic and diluted	30,658,820	7,499,661

Net loss per share attributable to common stockholders, basic and diluted	$(2.54)	$(4.59)

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position. Securities that may potentially dilute earnings per share in the future that have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	December 31,
	2014	2013
Convertible preferred stock	2,000,000	—
Common stock options	3,839,122	3,272,847
Warrants	9,356	16,332

Total	5,848,478	3,289,179

15	Subsequent Events

On January 14, 2015, the Company announced that it had entered into an agreement and Plan of Merger and Reorganization with Tobira Therapeutics, Inc., a clinical-stage biopharmaceutical company (See note 1).