Form 10-Q
period 2015-03-31
Regado Biosciences Inc
filed 2015-04-29
CIK 1311596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2015, 33,609,212 shares of common stock, $0.001 par value per share, were outstanding.

REGADO BIOSCIENCES, INC.

FORM 10-Q

Quarter Ended March 31, 2015

PART I

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein, other than statements of historical fact, including statements regarding the progress and timing of our product development programs and related trials; our future opportunities; our strategy, future operations, anticipated financial position, future revenues and projected costs; our management’s prospects, plans and objectives; and any other statements about management’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including our “critical accounting estimates”; the outcome of the pending lawsuits against us; timing and amount of termination costs incurred in connection with our workforce reduction plan, the timing and amount of any decrease in annualized cash expenditures as a result of our workforce reduction plan, the completion of any potential business alternatives such as the pending Merger with Tobira Therapeutics Inc.; the performance of contract research organizations who conduct our clinical trials for us; the performance of third-party manufacturers who supply or manufacture our products; regulatory developments in the United States and foreign countries potential product liability claims; our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel; our ability to obtain, maintain, defend and enforce intellectual property rights; and the risk factors in this report under the heading “Risk Factors.” All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

Item 1.	FINANCIAL STATEMENTS

Regado Biosciences, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$44,460	$51,557
Restricted cash	—	81
Prepaid expenses	630	827
Other assets	158	1,693

Total current assets	45,248	54,158
Property and equipment, net	11	239

Total assets	$45,259	$54,397

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$417	$185
Accrued expenses	7,332	6,298
Warrant liability	1	8
Current portion of long-term debt	—	2,629

Total current liabilities	7,750	9,120

Total liabilities	7,750	9,120

Commitments and contingencies
Stockholders’ equity:
Series F convertible preferred stock; stated value of $1,000, 1,000,000 shares authorized, 10,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	24,832	24,832
Common stock, $0.001 par value; 500,000,000 shares authorized; 33,609,212 shares issued and outstanding at March 31, 2015 and December 31, 2014	34	34
Additional paid-in-capital	232,674	232,502
Accumulated deficit	(220,031)	(212,091)
Total stockholders’ equity	37,509	45,277

Total liabilities and stockholders’ equity	$45,259	$54,397

The accompanying notes are an integral part of these consolidated financial statements.

Regado Biosciences, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2015	2014
Total revenue	$—	$—
Operating expenses:
Research and development	3,653	13,115
General and administrative	4,234	2,549

Total operating expenses	7,887	15,664

Loss from operations	(7,887)	(15,664)

Other (expense) income:

Interest income	10	3
Interest expense	(63)	(187)

Total other (expense) income	(53)	(184)

Net loss	$(7,940)	$(15,848)

Deemed dividend related to beneficial conversion feature of Series F convertible preferred stock	—	(14,840)

Net loss attributable to stockholders	$(7,940)	$(30,688)
Net loss attributable to preferred stockholders	(446)	(163)

Net loss attributable to common stockholders - basic and diluted	$(7,494)	$(30,525)

Comprehensive loss applicable to all stockholders	$(7,940)	$(30,688)

Loss per share - basic and diluted	$(0.22)	$(1.30)

Weighted-average common shares - basic and diluted	33,609,212	23,496,033

The accompanying notes are an integral part of these consolidated financial statements

Regado Biosciences, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows used in operating activities:
Net loss	$(7,940)	$(15,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	24
Amortization of patents and licenses	—	35
Accrued final bank fee	7	22
Amortization of debt discount	4	24
Amortization of debt issuance costs	—	8
Change in fair value of warrant liability	(7)	51
Stock-based compensation	172	485
Loss on disposal of property and equipment	204	—
Changes in operating assets and liabilities:
Prepaid expenses	197	(204)
Other assets	1,535	561
Other non-current assets	—	196
Accounts payable	232	(267)
Accrued expenses	1,034	1,496

Net cash used in operating activities	(4,538)	(13,417)

Cash flows used in investing activities:
Change in restricted cash	81	(1,000)
Purchase of property and equipment	—	(47)
Patent and license acquisition costs	—	(140)

Net cash provided by (used in) investing activities	81	(1,187)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriting discounts and fees	—	18,800
Payment of offering costs	—	(99)
Repayment of other notes payable	(2,640)	—
Proceeds from issuance of common stock from exercise of options and warrants	—	53

Net cash (used in) provided by financing activities	(2,640)	18,754

Net (decrease) increase in cash and cash equivalents	$(7,097)	$4,150
Cash and cash equivalents, beginning of period	51,557	30,688

Cash and cash equivalents, end of period	$44,460	$34,838

Supplemental disclosures of cash flow information:
Cash paid for interest	$71	$82
Supplemental disclosure of non-cash investing and financing activities:
Exchange of common stock for convertible preferred stock, net of issuance costs	$—	$24,824
Fair value of Series F Preferred Stock beneficial conversion feature	$—	$14,840
Accretion of deemed dividend on Series F Convertible Preferred Stock	$—	$(14,840)
Accrued common stock issuance and offering costs	$—	$100

The accompanying notes are an integral part of these consolidated financial statements.

Regado Biosciences, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Regado Biosciences, Inc. (the “Company” or “we” or “our” or “us”) is a development stage enterprise incorporated in the State of Delaware on December 19, 2001, operating primarily in Basking Ridge, New Jersey and Durham, North Carolina. We are a biopharmaceutical company that is focused on the discovery and development of novel, first-in-class, actively controllable antithrombotic drug systems for acute and sub-acute cardiovascular indications. On August 25, 2014, we announced the permanent termination of enrollment in our REGULATE-PCI phase 3 trial for our lead program, Revolixys™ Kit, formerly known as REG1. The decision was made based on a recommendation from the trial’s Data and Safety Monitoring Board, or DSMB, following their analysis of the data from the first approximately 3,250 patients enrolled in what was intended to be a 13,200-patient trial comparing the safety and efficacy of Revolixys Kit with bivalirudin. Prior to the substantial suspension of our clinical development activities, we were conducting the REGULATE-PCI trial to evaluate Revolixys™ Kit, a two-component system consisting of pegnivacogin, an anticoagulant aptamer specifically targeting coagulation Factor IXa, and its complementary oligonucleotide active control agent, anivamersen. Revolixys was being developed for use in patients with a wide variety of acute coronary syndromes, or ACS, undergoing a percutaneous coronary intervention, or PCI, a hospital-based procedure used to mechanically open or widen obstructed coronary arteries.

In September 2014, we announced that our Board of Directors retained MTS Health Partners, L.P. (“MTS”) and Cowen & Company, LLC, or Cowen, to act as financial advisors in connection with our exploration of potential business alternatives. In addition, the Company, announced the restructuring activities described in Note 8 to the financial statements to reduce costs following the termination of the REGULATE-PCI trial as part of the Company’s decision to focus resources on three principal activities following the termination of the trial: completion of the final closure of the REGULATE-PCI trial and analysis of the unblinded database from the trial, diligence activities associated with thoroughly exploring potential business alternatives, and the Company’s compliance activities associated with being a public company in good regulatory standing. We continue to plan and seek partnerships for preclinical studies of potential new products and maintain and advance our intellectual property portfolio. See Recent Developments for resolution of process.

On January 14, 2015, the Company entered into an Agreement and Plan of Merger and Reorganization, as amended on January 23, 2015 (the “Merger Agreement”), with Tobira Therapeutics, Inc., a Delaware corporation (“Tobira”), a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics to treat liver disease, human immunodeficiency virus, fibrosis and inflammation, Landmark Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”) and, solely with respect to Section 5.14 of the Merger Agreement, Brent Ahrens, as the agent of Tobira’s stockholders.

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

Under the exchange ratio formula in the Merger Agreement, immediately after the Merger, but excluding the effect of any financing (as described below), the former Tobira securityholders are expected to own approximately 71% of the aggregate number of shares of the Company Common Stock, and the stockholders of the Company immediately prior to the Merger (the “Company Stockholders”) are expected to own approximately 29% of the aggregate number of shares of the Company Common Stock (on a fully diluted basis). This exchange ratio will be adjusted to the extent the Company’s net cash at closing is greater or less than $33 million.

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

The authorization and issuance of the shares of Company Common Stock in the Merger and in the financing described below, amendments of the Company charter related to changing the name of the Company and a potential nine to one reverse stock split are subject to approval by the Company’s stockholders. The Merger is subject to other customary closing conditions, including, among other things, the accuracy of the representations and warranties, subject to certain materiality qualifications, compliance by the parties with their respective covenants and no law or order preventing the Merger and related transactions.

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

On March 23, 2015, the Company filed a definitive proxy relating to the Merger Agreement and set its special shareholder meeting date as May 4, 2015.

Liquidity

Our financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Operations since inception have consisted primarily of developing and acquiring product technologies and securing financing.

We are not profitable and do not expect to be profitable in the foreseeable future. We have suffered negative cash flows from operating activities of $4.5 million for the three months ended March 31, 2015. We have an accumulated deficit of approximately $220 million as of March 31, 2015. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidate and we have therefore not generated any revenues from product sales. Since we have ceased our clinical product development activities, we do not expect to have any revenues for the foreseeable future. In September 2014, we implemented a workforce reduction plan described in Note 8 to the financial statements and other cost-cutting measures. Also, we will continue to incur expenses from the wind down of the clinical operations and general and administrative costs associated with running the company. As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. As of March 31, 2015, we had approximately $44.5 million of cash and cash equivalents.

The accompanying financial statements have been prepared assuming that we will operate as a going concern. We have had negative cash flows from operating activities of $4.5 million for the three months ended March 31, 2015. We will continue to closely monitor and analyze expenses and make adjustments as necessary to prioritize business operations. We have entered into the Merger Agreement with Tobira (see Note 1). Assuming that a transaction involving a potential business alternative is not consummated, we believe that our working capital will be sufficient for us to fund our reduced operations for the foreseeable future.

2. Basis of Presentation

Principles of Consolidation

In March 2013, we incorporated Regado Biosciences Europe Limited, a wholly owned subsidiary registered in England and Wales, in order to establish a legal presence in the European Union (the “EU”) for the purpose of conducting clinical trials in the EU. Regado Biosciences Europe Limited had no operations during the three months ended March 31, 2015 or 2014. This entity has been dissolved during the quarter ended March 31, 2015.

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

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information under Article 210.10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly our financial position as of March 31, 2015, the results of our operations for the three months ended March 31, 2015 and 2014, and our cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year or any other interim period.

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

Cash and Cash Equivalents

We consider all interest-bearing investments due on demand and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents included cash of $590,000 and $1.7 million at March 31, 2015 and December 31, 2014, respectively. Cash and cash equivalents at March 31, 2015 and December 31, 2014 also included investments of $43.9 million and $49.9 million, respectively, in money market funds invested in U.S. Treasury securities with original maturities of less than three months. Cash deposits are held in federally insured financial institutions in the United States of America. We maintain cash in accounts which are in excess of federally insured limits.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates and manages its business as one operating segment and all of the Company’s operations were in North America during the three months ended March 31, 2015 and 2014.

Clinical Trial Supplies

Historically, we capitalized materials that were to be used in our REGULATE-PCI clinical trial that had an alternative future use in either ongoing or future clinical research or development projects. Clinical trial supplies may comprise material used to manufacture active pharmaceutical ingredients (“API”) used to develop our product candidates, in-process or completed API, in-process or completed unlabeled finished drug product and labeled finished drug product. With the termination of the REGULATE-PCI trial and suspension of clinical development activities we have expensed these supplies.

As of December 31, 2014 we expensed all clinical trial supplies, therefore, there are no clinical trial supplies included in other current assets as of March 31, 2015.

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

In general, our ARO and CRO service agreements permit either party to terminate at will plus any non-cancellable expenses that have been entered into by the ARO and CRO on the Company’s behalf. Accordingly, such expenses would be accrued at time of contract termination and any prepaid expenses and unamortized advance payments would be expensed, accordingly.

All upfront and contract signing costs were applied to outstanding invoices or expensed during the year ended December 31, 2014. There are no prepaid expenses or other non-current assets related to clinical agreements as of March 31, 2015.

Value Added Taxes

We were charged value added taxes on purchases, made on the Company’s behalf by a CRO, of certain clinical supplies from manufacturers in foreign jurisdictions. As of December 31, 2014, the Company had recorded $1.2 million as a VAT receivable and $780,000 as a VAT liability in the accompanying consolidated balance sheet within other current assets and accrued expenses. As part of a settlement agreement, it was determined that the VAT refund would be made directly to the CRO (See Note 7). We have written off the related receivable and liability as of March 31, 2015. The difference of $420,000 is included in research and development expenses during the three months ended March 31, 2015.

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

We perform a quarterly review of finite-lived identified intangible assets to determine whether facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related assets or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If an asset’s useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. For the year ended December 31, 2014, management determined that the carrying value of the patents was impaired and recognized a full impairment loss of $2.1 million on those assets. There are no intangibles assets as of March 31, 2015. No impairment losses were recognized during the three months ended March 31, 2015 and 2014.

The Company amortized license agreements over the stated contractual life.

Research and Development

Research and development (“R&D”) expenses include direct and indirect R&D costs. Direct R&D consists principally of external costs, such as fees paid to investigators, license and patent amortization and related impairment, VAT expenses, consultants, central laboratories and clinical research organizations, including costs incurred in connection with our clinical trials, and related clinical trial fees and all employee-related expenses for those employees working in research and development functions, including stock-based compensation for R&D personnel. Indirect R&D costs include overhead costs related to facilities, depreciation, insurance, and small supplies that are not allocated to specific product candidates or indications. R&D costs are expensed as incurred.

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

Series F Convertible Preferred Stock

The Series F convertible preferred stock was deemed to have a beneficial conversion feature (a “BCF”). See Note 9 for further detail regarding the accounting for the Series F convertible preferred stock and this feature.

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

4. Fair Value of Financial Instruments

The following table (in thousands) sets forth our assets and liabilities that were measured at fair value on a recurring basis at March 31, 2015 and at December 31, 2014 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

	As of March 31, 2015				As of December 31, 2014
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Assets:
Money market funds	$43,870	$—	$—	$43,870	$49,856	$—	$—	$49,856
Total assets at fair value	$43,870	$—	$—	$43,870	$49,856	$—	$—	$49,856
Liabilities:
Warrant liability	$—	$—	$1	$1	$—	$—	$8	$8
Total liabilities at fair value	$—	$—	$1	$1	$—	$—	$8	$8

The change in the fair value measurement using significant unobservable inputs (Level 3) is summarized below (in thousands):

Balance at December 31, 2014	$8
Change in fair value recorded as interest income	(7)
Change in fair value recorded as interest expense	—
Balance at March 31, 2015	$1

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

5. Accrued Expenses

The components of accrued expenses are as follows (in thousands):

	March 31, 2015	December 31, 2014
Accrued restructuring costs	$6,720	$4,591
Accrued legal and professional services	391	276
Accrued VAT expenses	—	780
Accrued interest	—	21
Accrued compensation and benefits	38	140
Accrued expenses, other	183	490
Total accrued expenses	$7,332	$6,298

6. Bank Debt

On May 13, 2013, we secured a venture debt loan with Comerica Bank (the “Comerica Loan”). We borrowed $4.5 million (“Tranche One”), and the proceeds of the loan were utilized to repay all amounts due to MidCap Financial SBIC, LP. The Comerica Loan bears interest at Comerica’s Prime Reference Rate (as defined in the Loan Agreement) subject to a floor of 30 day LIBOR plus 250 basis points plus 4.0%, or 7.25% as of March 31, 2015 and December 31, 2014. The terms allow for an interest only period of 15 months, and the remaining principal and interest will be repaid starting September 2014 over a nine-month period (24 months in total), maturing in 2015. As of March 31, 2015, this loan was repaid in its entirety.

Interest expense recorded related to the Comerica Loan, including changes in fair value of warrants, was approximately $63,000 and $187,000 for the three month periods ending March 31, 2015 and 2014, respectively.

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

7. Commitments and Contingencies

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

Milestones and Other Obligations

Upon the commencement of our REGULATE-PCI trial which occurred in September 2013, we were obligated to make milestone payments of $500,000 to Duke University (“Duke”), and $1.0 million to Archemix Corporation, (“Archemix”). All amounts have been paid. There are no further payments due for milestones and no outstanding obligations as of March 31, 2015.

We entered into an agreement with MTS where they would advise us in connection with its consideration, evaluation and/or exploration of potential transactions. The fees would be a non-refundable retainer of $100,000 upon execution of the agreement plus a fee equal to $1.5 million upon the closing of the transaction, with $500,000 payable in the form of public company securities. The $100,000 retainer was paid during the year ended December 31, 2014. The $1.5 million payment will be paid if we consummate a transaction, including the pending merger with Tobira. There have been no payments made for the three months ended March 31, 2015.

We entered into an agreement with Cowen and Company, LLC (“Cowen”) where Cowen has been engaged to act as a financial advisor to us in connection with the proposed merger transaction with Tobira. A cash fee of $500,000 was due when Cowen informed the Board of Directors of the Company that it was prepared to render its first opinion. This amount was due without regard to whether the transaction was consummated. This cash fee was paid during the three months ended March 31, 2015. In the event of a subsequent opinion, Cowen shall be paid $250,000 in common stock of the Company. If the transaction is consummated, Cowen shall be paid a transaction fee at the closing of the transaction of $250,000 payable in common stock.

Operating Leases

In April 2014, we entered into a 6-year lease agreement for 18,467 square feet of administrative office space at 106 Allen Road in Basking Ridge, NJ. In February 2015, we entered into an assignment of the lease whereas we assigned all rights to the space to the tenant and they assume all obligations under the lease. As of February 2015, we had remaining minimum lease payments of $2.4 million. The assignee has assumed the minimum lease payments of $2.4 million for a net effect of $0. This assignment does not relieve us from any covenants or obligations under the lease. We incurred expenses of $255,000 related to the assignment of the lease during the three months ended March 31, 2015.

In May 2013, we entered into a three-year lease agreement for 1,657 square feet of administrative office space in Durham, North Carolina. This lease is current and active.

Legal Proceedings

On February 2, 2015, a purported shareholder of the Company filed a putative class-action lawsuit (captioned Maiman v. Regado Biosciences, Inc., Case No. 10606-CB) in the Court of Chancery for the State of Delaware (the “Court”), challenging the proposed stock-for-stock Merger of the Company with Tobira (“Proposed Merger”). On February 25, 2015, a second, related putative class action (captioned Gilboa v. Regado Biosciences, Inc., Case No. 10720-CB) was filed in Delaware Chancery Court challenging the Proposed Merger. The complaints name as defendants: (i) each member of the Company’s Board of Directors, (ii) the Company, (iii) Tobira, and (iv) Landmark Merger Sub Inc. Plaintiffs allege that the Company’s directors breached their fiduciary duties to the Company’s stockholders by, among other things, (a) agreeing to merge the Company with Tobira for inadequate consideration, (b) implementing a process that was distorted by conflicts of interest, and (c) agreeing to certain provisions of the Merger Agreement that are alleged to favor Tobira and deter alternative bids. Plaintiffs also generally allege that the entity defendants aided and abetted the purported breaches of fiduciary duty by the directors. On March 25, 2015, the Court consolidated the two actions and assigned lead counsel for plaintiffs. On March 27, 2015, plaintiffs filed a motion for expedited proceedings and a motion for preliminary injunction. On April 20, 2015, the parties agreed in principle to resolve the litigation (subject to approval by the Court) and signed a memorandum of understanding setting forth the terms of the proposed settlement. On April 23, 2015, as part of the proposed settlement, Regado provided additional disclosures to the Company’s shareholders.

On March 30, 2015, PAREXEL International, LLC (“PAREXEL”) filed suit against the Company in the United States District Court for the District of Massachusetts alleging breach of contract and breach of the implied covenant of good faith and fair dealing claims, as well as violations of Chapter 93A of the Massachusetts General Laws, arising from the closing out of the parties’ contract for PAREXEL’s services in furtherance of the REGULATE-PCI clinical trial. PAREXEL filed a motion to voluntarily dismiss its lawsuit for lack of subject matter jurisdiction on April 2, 2015, which the court granted on April 6, 2015. Also on April 2, 2015, PAREXEL filed a substantially similar lawsuit in the Superior Court of Massachusetts for Suffolk County seeking $6,543,936 in fees and other expenses relating to the trial. On April 3, 2015, the Company filed a lawsuit against PAREXEL in the Superior Court of Massachusetts for Middlesex County, where PAREXEL is headquarted, seeking, inter alia, a declaration that PAREXEL breached the parties’ agreement in satisfaction of any amounts due PAREXEL following the REGULATE-PCI clinical, and alleging breach of contract and breach of the implied covenant of good faith and fair dealing claims, as well as violations of Chapter 93A of the Massachusetts General Laws. On April 9, 2015, the Company moved to dismiss PAREXEL’s case in Suffolk County and PAREXEL moved to dismiss the Company’s case in Middlesex County.

On April 22, 2015, Regado and PAREXEL reached a settlement relating to payment for services provided by PAREXEL in furtherance of the REGULATE-PCI trial (the “Trial”). Pursuant to the parties’ agreement, Regado agreed to pay PAREXEL $5,000,000 in full and final payment for PAREXEL’s and any additional costs related to those services. Regado further agreed that PAREXEL will address any issues related to any Value Added Tax applicable to the services and pass-through costs relating to the Trial in the Federal Republic of Germany, and that PAREXEL may keep any refund of VAT paid in Germany which relates to the Trial. Pursuant to the settlement, Regado also agreed to stipulate to the dismissal of a lawsuit relating to the subject matter of the above-mentioned settlement agreement that it filed against PAREXEL in the Superior Court of Massachusetts for Middlesex County on April 3, 2015. PAREXEL also agreed to stipulate to the dismissal of a lawsuit, also relating to the subject matter of the above-mentioned settlement agreement that it filed against Regado in the Superior Court of Massachusetts for Suffolk County on April 2, 2015. As a result of this settlement, the Company recorded a charge to research and development expense of approximately $3.4 million in the first quarter of 2015.

8. Restructuring

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

There was $35,000 and $0 of severance expense incurred for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, there was $1.7 million and $2.6 million, respectively, of unpaid severance included in accrued expenses.

We have accrued $6.7 million and $4.6 million as of March 31, 2015 and December 31, 2014, respectively, in connection with the wind down of various operational activities for the company including severance, final payments and close down expenditures.

9. Stockholders’ Equity

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

As the Series F are considered participating securities, the Series F participates in the earnings or losses of the Company. Consequently, net losses were adjusted for the deemed distributions relating to the BCF and losses attributable to preferred stockholders to calculate the net loss attributable to common stockholders for the three months period ended March 31, 2015.

Warrants

See Note 4 regarding our issuance of a warrant for Series E Preferred Stock in connection with obtaining the Comerica Loan. As of March 31, 2015 and 2014, we had 9,356 warrants outstanding that were exercisable into common shares at a weighted average price of $12.02 per share at the option of the warrant holder. During the three months ended March 31, 2015, there were no warrants exercised. During the three months ended March 31, 2014, warrants for 6,976 shares of common stock were exercised at an exercise price of $0.17.

10. Stock Based Compensation

Equity Compensation Plans

The 2013 Equity Compensation Plan (the “2013 Plan”) adopted by our Board of Directors in May 2013, became effective upon consummation of the IPO in August 2013. There are 6,088,830 common shares authorized for issuance under the 2013 Plan of which 2,485,227 were available as of March 31, 2015. Upon effectiveness of the 2013 Plan, stock options outstanding under the 2004 Equity Compensation Plan (the “2004 Plan”) to acquire 1,406,910 shares of our common stock were assumed under the 2013 Plan, leaving stock options to acquire 34,342 shares of our common stock outstanding under the 2004 Plan. There will be no further awards made under the 2004 Plan.

The 2013 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2013 Plan. The annual increase will be added on the first day of each fiscal year starting January 1, 2014, inclusive, and will be equal to five percent of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year as determined by the board of directors (the “Board”). The Board may act prior to the first day of any calendar year, to provide that there shall be no increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year shall be a lesser number of shares of Common Stock than would otherwise occur. On January 1, 2015 another 1,680,461 options became available for grant under this evergreen provision, increasing the number of shares authorized for issuance under the 2013 Plan from 4,408,369 shares at December 31, 2014 to a total of 6,088,830 shares at March 31, 2015.

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

The following table shows the weighted average assumptions used to value stock options on the date of grant, as follows:

	Three Months Ended March 31,
	2015		2014
	Employee	Non-Employees	Employee	Non-Employees
Expected stock price volatility	62.35%	63.00%	54.64%	61.0%
Risk-free interest rate	0.86%	1.32%	1.15%	0.13%
Expected life of option (in years)	2.79	4.00	3.70	1.00
Estimated dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted-average grant date fair value per share	$0.93	$0.44	$2.26	$1.15

There were 1,470,510 options granted during the three month period ended March 31, 2015.

Expected stock price volatility was calculated based on the weighted-average of historical information of similar public entities, for a period consistent with the expected life of the option. We will continue to use a weighted-average approach using other similar public entities’ volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The average expected life was determined based on anticipated exercise strategy and cancellation behavior for employees and non-employee directors. For the three months ended March 31, 2015, a forfeiture rate of 1% and 0% was used for employees and nonemployee directors, respectively. For the three months ended March 31, 2014, a forfeiture rate of 1% and 0% was used for employees and nonemployee directors, respectively. We have not paid and do not anticipate paying cash dividends; therefore, the expected dividend rate was assumed to be 0%.

The following table summarizes our aggregate Equity Compensation Plan activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding – December 31, 2014	3,839,122	$4.68	6.43	$50,252
Granted	1,470,510
Exercised	—
Forfeited	(46,415)
Expired	(289,882)
Outstanding – March 31, 2015	4,973,335	$3.52	7.66	$751,487
Exercisable – March 31, 2015	2,485,227	$5.27	5.76	$108,862
Vested and expected to vest at March 31, 2015	4,959,746	$5.27	5.76	$747,979

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of March 31, 2015 over the weighted-average exercise price. A negative intrinsic value indicates the weighted-average exercise price is greater than the fair value of the underlying common shares as of March 31, 2015.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The total intrinsic value of options exercised during the three month periods ended March 31, 2015 and March 31, 2014 was $0 and $30,000, respectively.

Stock-Based Compensation Expense

In the first quarter of 2015, the Company decided to extend the exercise period of certain awards. The Company accounted for the extension of the exercise period as a modification under modification accounting. The Company valued the old awards immediately prior to the modification and the excess value of the new award over that value is recorded as an incremental expense over the vesting period. Additional stock compensation cost expensed in the three months ended March 31, 2015 related to the modification was immaterial.

Total stock-based compensation expense recognized based on the total grant date fair value of options vested and expected to vest was approximately $172,000 and $485,000 for the three months ended March 31, 2015 and 2014, respectively. Due to the valuation allowance against our net deferred tax asset, we have never recognized a tax benefit for stock-based compensation.

As of March 31, 2015, approximately $1.5 million of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.75 years. If the consummation of the Merger is completed in May 2015, as currently expected, 1,413,791 shares will fully vest and 172,533 shares will cease vesting.

11. Income Taxes

We estimate an annual effective tax rate of 0% for the year ending December 31, 2015, as the Company incurred losses for the three months ended March 31, 2015 and are forecasting additional losses through the end of 2015, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2015.

Due to our history of losses since inception, there is not enough evidence at this time to support that we will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Therefore, no federal or state income taxes are expected and none have been recorded as of March 31, 2015. Income taxes have been accounted for using the liability method.

12. Net Loss per Share

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

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to the Company’s common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
Net loss per share:
Numerator:
Net loss	$(7,940)	$(15,848)
Deemed dividend related to the beneficial conversion feature of Series F convertible preferred stock	—	(14,840)

Net loss attributable to common stockholders	$(7,940)	$(30,688)
Net loss attributable to preferred stockholders	$(446)	$(163)

Net loss attributable to common stockholders — basic and diluted	$(7,494)	$(30,525)

Denominator:
Weighted average common shares outstanding, basic and diluted	33,609,212	23,496,033
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(1.30)

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position. Securities that may potentially dilute earnings per share in the future that have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Three months ended March 31,
	2015	2014
Convertible preferred stock	2,000,000	2,000,000
Common stock options	4,973,335	4,018,449
Warrants	9,356	9,356

Total	6,982,691	6,027,805

As of March 31, 2015 and 2014, we had 9,356 warrants outstanding that were exercisable into common shares at a weighted average price of $12.02 per share at the option of the warrant holder. During the three months ended March 31, 2015, there were no warrants exercised. During the three months ended March 31, 2014, warrants for 6,976 shares of common stock were exercised at an exercise price of $0.17.

13. Subsequent Events

The Company evaluated all other events or transactions that occurred after March 31, 2015 up through date the Company issued these financial statements and found no subsequent event that needed to be reported other than the settlement of the litigation described in Note 7.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview

Regado Biosciences, Inc. (the “Company” or “we” or “our” or “us”) is a development stage enterprise incorporated in the State of Delaware on December 19, 2001, operating primarily in Basking Ridge, New Jersey and Durham, North Carolina. We are a biopharmaceutical company that is focused on the discovery and development of novel, first-in-class, actively controllable antithrombotic drug systems for acute and sub-acute cardiovascular indications. On August 25, 2014, we announced the permanent termination of enrollment in our REGULATE-PCI phase 3 trial for our lead program, Revolixys™ Kit, formerly known as REG1. The decision was made based on a recommendation from the trial’s Data and Safety Monitoring Board, or DSMB, following their analysis of the data from the first approximately 3,250 patients enrolled in what was intended to be a 13,200-patient trial comparing the safety and efficacy of Revolixys Kit with bivalirudin. Prior to the substantial suspension of our clinical development activities, we were conducting the REGULATE-PCI trial to evaluate Revolixys™ Kit, a two-component system consisting of pegnivacogin, an anticoagulant aptamer specifically targeting coagulation Factor IXa, and its complementary oligonucleotide active control agent, anivamersen. Revolixys was being developed for use in patients with a wide variety of acute coronary syndromes, or ACS, undergoing a percutaneous coronary intervention, or PCI, a hospital-based procedure used to mechanically open or widen obstructed coronary arteries.

In September 2014, we announced that our Board of Directors retained MTS and Cowen & Company, LLC, or Cowen, to act as financial advisors in connection with our exploration of potential business alternatives. In addition, the Company, announced the restructuring activities described in Note 8 to the financial statements to reduce costs following the termination of the REGULATE-PCI trial as part of the Company’s decision to focus resources on three principal activities following the termination of the trial: completion of the final closure of the REGULATE-PCI trial and analysis of the unblinded database from the trial, diligence activities associated with thoroughly exploring potential business alternatives, and the Company’s compliance activities associated with being a public company in good regulatory standing. We continue to plan and seek partnerships for preclinical studies of potential new products and maintain and advance our intellectual property portfolio.

On January 14, 2015, the Company entered into an Agreement and Plan of Merger and Reorganization, as amended on January 23, 2015 (the “Merger Agreement”), with Tobira Therapeutics, Inc., a Delaware corporation (“Tobira”), a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics to treat liver disease, human immunodeficiency virus, fibrosis and inflammation, Landmark Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”) and, solely with respect to Section 5.14 of the Merger Agreement, Brent Ahrens, as the agent of Tobira’s stockholders.

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

Under the exchange ratio formula in the Merger Agreement, immediately after the Merger, but excluding the effect of any financing (as described below), the former Tobira securityholders are expected to own approximately 71% of the aggregate number of shares of the Company Common Stock, and the stockholders of the Company immediately prior to the Merger (the “Company Stockholders”) are expected to own approximately 29% of the aggregate number of shares of the Company Common Stock (on a fully diluted basis). This exchange ratio will be adjusted to the extent the Company’s net cash at closing is greater or less than $33 million.

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

The authorization and issuance of the shares of Company Common Stock in the Merger and in the financing described below, amendments of the Company charter related to changing the name of the Company and a potential nine to one reverse stock split are subject to approval by the Company’s stockholders. The Merger is subject to other customary closing conditions, including, among other things, the accuracy of the representations and warranties, subject to certain materiality qualifications, compliance by the parties with their respective covenants and no law or order preventing the Merger and related transactions.

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

On March 23, 2015, the Company filed a definitive proxy relating to the Merger Agreement and set its special shareholder meeting date as of May 4, 2015.

As of March 31, 2015, we had approximately $44.5 million of cash and cash equivalents. In September 2014, we implemented a workforce reduction plan described in Note 8 to the financial statements and other cost-cutting measures.

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

Historically we have expensed research and development costs as incurred, with the exception of materials purchased and/or manufactured for use in clinical trials which we capitalized. Clinical trial supplies are comprised of materials that will be used in our clinical trials that also have an alternative future use in either ongoing or future clinical research or development projects. Capitalized clinical trial supplies that are determined to be unsuitable for future use are immediately expensed to research and development; otherwise, clinical trial supplies are expensed to research and development when shipped to clinical sites for use in clinical studies or when used in other research and development projects. As of March 31, 2015, all such costs had been expensed. Costs for clinical agreements, including ARO and CRO contracts, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided by vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued expenses.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related benefit costs, including stock-based compensation for administrative personnel. Other general and administrative expenses include facility costs, and professional fees for legal, consulting, auditing and tax services. We also incurred substantial legal costs related to legal proceedings (see Note 7) and the Director and Officer life insurance tail of the policy. We anticipate that our general and administrative expenses will decrease in future periods following the workforce reduction plan announced in September 2014 (see Note 8 to the financial statements). This reduction will likely be offset by increased spending in support of the identification, evaluation and consummation of potential business alternatives, including, for instance, our pending Merger with Tobira.

Interest Income (Expense)

Interest income consists of interest earned on our cash and cash equivalents. We expect our interest income earned on cash and cash equivalents to remain relatively constant or to decrease slightly based on our spending to consummate our merger with Tobira.

Interest expense in 2015 consisted of fair value adjustments related to our warrant liability, amortization of financing fees and interest charges related to the Comerica Loan. Interest expense in 2014 consisted of fair value adjustments to our warrant liability and interest charges related to the Comerica loan.

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

As of December 31, 2014, there were 3,839,122 options outstanding. On January 1, 2015, there was an automatic grant to the Members of the Board of Directors in addition to grants made to the remaining employees for an outstanding option balance of 4,973,335 as of March 31, 2015. The Company does not anticipate issuance of substantial additional stock options until a strategic alternative transaction is consummated. For certain employees, the stock options granted had been modified as part of their retention program, and in such case the net impact of change in the fair value of the modified option was recognized as an additional stock compensation expense.

The following table shows the weighted average assumptions used to value stock options on the date of grant, as follows:

	Three Months Ended March 31,
	2015		2014
	Employee	Non-Employees	Employee	Non-Employees
Expected stock price volatility	62.35%	63.00%	54.64%	61.0%
Risk-free interest rate	0.86%	1.32%	1.15%	0.13%
Expected life of option (in years)	2.79	4.00	3.70	1.00
Estimated dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted-average grant date fair value per share	$0.93	$0.44	$2.26	$1.15

Expected stock price volatility was calculated based on the weighted-average of historical information of similar public entities. We will continue to use a weighted-average approach using other similar public entities’ volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The average expected life was determined based on anticipated exercise strategy and cancellation behavior for employees and nonemployees, primarily non-employee directors. For the three months ended March 31, 2015, a forfeiture rate of 1% and 0% was used for employees and nonemployee directors, respectively. For the three months ended March 31, 2014, a forfeiture rate of 1% and 0% was used for employees and nonemployees, respectively. We have not paid and do not anticipate paying cash dividends; therefore, the expected dividend rate was assumed to be 0%.

Total stock-based compensation expense recognized based on the total grant date fair value of options vested and expected to vest was approximately $172,000 and $485,000 for the three months ended March 31, 2015 and 2014, respectively. Due to the valuation allowance against our net deferred tax asset, we have never recognized a tax benefit for stock based compensation.

As of March 31, 2015, approximately $1.5 million total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.75 years.

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

As the Series F participates in the earnings or losses of the Company, the Series F are considered participating securities. Consequently, net losses were adjusted for the deemed distributions relating to the beneficial conversion feature (the “BCF”) and losses attributable to preferred stockholders to calculate the net loss attributable to common stockholders for the three months ended March 31, 2015.

Results of Operations

Three Months Ended March 31, 2015 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown (in thousands):

	Three Months Ended
	March 31,		Increase (Decrease)
	2015	2014
Operating expenses:
Research and development	$(3,653)	$(13,115)		$(9,462)
General and administrative	(4,234)	(2,549)		1,685

Total operating expenses	(7,887)	(15,664)		(7,777)

Other (expense) income:
Interest income	10	3		7
Interest expense	(63)	(187)		124

Total other (expense) income	(53)	(184)		131

Net loss	$(7,940)	$(15,848)	$
Deemed dividend related to beneficial conversion feature of Convertible preferred stock	—	(14,840)		14,840

Net loss applicable to stockholders	$(7,940)	$(30,688)		$22,748

Research and Development Expenses

Research and development expenses decreased by $9.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to the reduction of costs related to the REGULATE-PC1 trials which were terminated in 2014. The 2015 costs consist primarily of the costs to resolve the Parexel litigation.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to approximately $2 million (excluding certain fees that are payable upon consummation of the Merger) of professional fees related to the Merger Agreement with Tobira.

Other Income (Expense)

Interest income increased by $7,000 for the three months ended March 31, 2015, compared to the three months ended March 31, 2014 due to the change in the fair value of the warrant liability.

Interest expense decreased by $124,000 for the three months ended March 31, 2015, compared to the three months ended March 31, 2014 due to the pay off of the Comerica loan in February, 2015.

Series F Convertible Preferred Stock Accretion

Accretion of the Series F deemed dividend related to the Series F BCF was $0 in 2015 compared to $14.8 million in 2014. The rights and preferences of the Series F, as well as the BCF as a result of the issuance of the Series F, are described further in Note 9 to the notes to the financial statements.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any product revenue. We have funded our operations to date through sales of our equity and debt securities, bank borrowings and government grants. As of March 31, 2015 we had $44.5 million in cash and cash equivalents, compared to $51.6 million in cash and cash equivalents as of December 31, 2014. Following the restructuring described in Note 8, and assuming that a transaction involving a potential business alternative is not consummated, we anticipate that our cash resources will be sufficient to fund our operations for the foreseeable future. However, changes may occur that would cause us to consume our existing capital prior to that time, including the costs to consummate our pending Merger with Tobira or other of potential business alternatives. Additionally, actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the discontinuation of the REGULATE-PCI trial, and our activities with respect to the identification and evaluation of potential business alternatives.

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

The Comerica loan bears interest at Comerica’s Prime Reference Rate (as defined in the Loan Agreement) subject to a floor of 30 day LIBOR plus 250 basis points plus 4.0%. The Comerica loan is interest-only until September 1, 2014. We must repay the principal amount in nine approximately equal consecutive monthly installments commencing on September 1, 2014. The loan matures on May 10, 2015. As of March 31, 2015, the loan was repaid in full.

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

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$(4,538)	$(13,417)
Investing activities	81	(1,187)
Financing activities	(2,640)	18,754

Net (decrease) increase in cash and cash equivalents	$(7,097)	$4,150

Operating Activities

Net cash used in operating activities was $4.5 million for the three months ended March 31, 2015 and $13.4 million for the three months ended March 31, 2014. Net cash used in operating activities for the three months ended March 31, 2015 principally resulted from transaction fees relating to the pending Tobira Merger, severance payments, and payments related to the lease assignment. Net cash used in operating activities for the three months ended March 31, 2014 principally resulted from REGULATE-PCI trial expenses which commenced in September 2013 and to the increased costs of being a public company, in addition to an increase in accrued expenses.

Investing Activities

Net cash provided by investing activities was $81,000 for the three months ended March 31, 2015 and net cash used in investing activities was $1.2 million for the three months ended March 31, 2014. The increase in net cash used in investing activities for the three months ended March 31, 2015 resulted from the closing of letter of credit and money market accounts. The net cash used in investing activities for the three months ended March 31, 2014 primarily consisted of $1.0 million of restricted cash for payment of an accrued milestone obligation, in addition to the acquisition of property rights.

Financing Activities

Net cash provided used in activities was $2.6 million for the three months ended March 31, 2015 and net cash provided by financing activities was $18.8 million for the three months ended March 31, 2014. Net cash used in financing activities for the three months ended March 31, 2015 resulted from the repayment of the Comerica Loan (see Note 6). Net cash provided by financing activities for the three months ended March 31, 2014 resulted primarily from $18.6 million in net proceeds from the 2014 Private Placement.

Funding Requirements

Supply and Manufacturing Agreements

We had entered into several supply and manufacturing agreements, whereby services were provided on a purchase order basis. As of December 31, 2014, all vendors were notified that no further purchase orders would be issued. No orders exist as of March 31, 2015.

Clinical Agreements

We have employed various clinical trial agreements with AROs and CROs for planning, management and execution of clinical trials. The financial terms of these agreements, varied from contract to contract, resulted in uneven payment flows. These contracts generally provide for termination on notice. As of December 31, 2014, all vendors were notified that no further agreements and services would be required. No clinical agreements exist as of March 31, 2015.

Lease Obligations

In April 2014, we entered into a 6-year lease for 18,467 square feet of administrative office space at 106 Allen Road in Basking Ridge, New Jersey. In February 2015, we entered into an assignment of the lease whereas we assigned all rights to the space to the tenant and they assume all obligations under the lease. As of February 2015, we had remaining minimum lease payments of $2.4 million. The assignee has assumed the minimum lease payments of $2.4 million for a net effect of $0. This assignment does not relieve us from any covenants or obligations under the lease. We incurred expenses of $255,000 related to the assignment of the lease during the three months ended March 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective. In earlier periods the company reported a material weakness. While controls were implemented that addressed this weakness there was, and will not, be an opportunity to test these controls given that the transaction in question will not occur in the future.

Changes in Internal Control over Financial Reporting

In September of 2014 the Company announced that it was suspending all clinical development activities and had engaged outside firms to assist the Company in pursuing a strategic transaction including both the sales of assets and the Company. The Company also announced a plan to substantially reduce the workforce. At the end of 2014 we separated the remaining accounting employees. We have engaged these employees and other service providers as consultants through the time necessary to file the 10-Q for March 31, 2015.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On February 2, 2015, a purported shareholder of the Company filed a putative class-action lawsuit (captioned Maiman v. Regado Biosciences, Inc., Case No. 10606-CB) in the Court of Chancery for the State of Delaware (the “Court”), challenging the proposed stock-for-stock Merger of the Company with Tobira (“Proposed Merger”). On February 25, 2015, a second, related putative class action (captioned Gilboa v. Regado Biosciences, Inc., Case No. 10720-CB) was filed in Delaware Chancery Court challenging the Proposed Merger. The complaints name as defendants: (i) each member of the Company’s Board of Directors, (ii) the Company, (iii) Tobira, and (iv) Landmark Merger Sub Inc. Plaintiffs allege that the Company’s directors breached their fiduciary duties to the Company’s stockholders by, among other things, (a) agreeing to merge the Company with Tobira for inadequate consideration, (b) implementing a process that was distorted by conflicts of interest, and (c) agreeing to certain provisions of the Merger Agreement that are alleged to favor Tobira and deter alternative bids. Plaintiffs also generally allege that the entity defendants aided and abetted the purported breaches of fiduciary duty by the directors. On March 25, 2015, the Court consolidated the two actions and assigned lead counsel for plaintiffs. On March 27, 2015, plaintiffs filed a motion for expedited proceedings and a motion for preliminary injunction. On April 20, 2015, the parties agreed in principle to resolve the litigation (subject to approval by the Court) and signed a memorandum of understanding setting forth the terms of the proposed settlement. On April 23, 2015, as part of the proposed settlement, Regado provided additional disclosures to the Company’s shareholders.

On March 30, 2015, PAREXEL International, LLC (“PAREXEL”) filed suit against the Company in the United States District Court for the District of Massachusetts alleging breach of contract and breach of the implied covenant of good faith and fair dealing claims, as well as violations of Chapter 93A of the Massachusetts General Laws, arising from the closing out of the parties’ contract for PAREXEL’s services in furtherance of the REGULATE-PCI clinical trial. PAREXEL filed a motion to voluntarily dismiss its lawsuit for lack of subject matter jurisdiction on April 2, 2015, which the court granted on April 6, 2015. Also on April 2, 2015, PAREXEL filed a substantially similar lawsuit in the Superior Court of Massachusetts for Suffolk County seeking $6,543,936 in fees and other expenses relating to the trial. On April 3, 2015, the Company filed a lawsuit against PAREXEL in the Superior Court of Massachusetts for Middlesex County, where PAREXEL is headquartered, seeking, inter alia, a declaration that PAREXEL breached the parties’ agreement in satisfaction of any amounts due PAREXEL following the REGULATE-PCI clinical, and alleging breach of contract and breach of the implied covenant of good faith and fair dealing claims, as well as violations of Chapter 93A of the Massachusetts General Laws. On April 9, 2015, the Company moved to dismiss PAREXEL’s case in Suffolk County and PAREXEL moved to dismiss the Company’s case in Middlesex County.

On April 22, 2015, Regado and PAREXEL reached a settlement relating to payment for services provided by PAREXEL in furtherance of the REGULATE-PCI trial (the “Trial”). Pursuant to the parties’ agreement, Regado agreed to pay PAREXEL $5,000,000 in full and final payment for PAREXEL’s and any additional costs related to those services. Regado further agreed that PAREXEL will address any issues related to any Value Added Tax applicable to the services and pass-through costs relating to the Trial in the Federal Republic of Germany, and that PAREXEL may keep any refund of VAT paid in Germany which relates to the Trial. Pursuant to the settlement, Regado also agreed to stipulate to the dismissal of a lawsuit relating to the subject matter of the above-mentioned settlement agreement that it filed against PAREXEL in the Superior Court of Massachusetts for Middlesex County on April 3, 2015. PAREXEL also agreed to stipulate to the dismissal of a lawsuit, also relating to the subject matter of the above-mentioned settlement agreement, that it filed against Regado in the Superior Court of Massachusetts for Suffolk County on April 2, 2015. As a result of this settlement, the Company recorded a charge to research and development expense of approximately $3.4 million in the first quarter of 2015.

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

We have incurred net losses in all prior reporting periods, including net losses of $4.5 million during the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $220 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. Our losses have resulted principally from costs incurred in our discovery and development activities.

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

Risks Relating to the Development and Regulatory Approval of Our Product Candidates

Following the termination of the REGULATE-PCI trial, we have terminated clinical development on all of our product candidates, and may not be able to identify any additional product candidates for development in the future.

We terminated clinical development on all of our product candidates as part of the Company’s decision to focus resources on three principal activities following the termination of the REGULATE-PCI trial: completion of the final closure of the REGULATE-PCI trial and analysis of the unblinded database from the trial, diligence activities associated with thoroughly exploring potential business alternatives, and the Company’s compliance activities associated with being a public company in good regulatory standing. As a result, we have initiated a process to identify and evaluate potential business alternatives. If this process is not successful in identifying any additional product candidates for development, then we would be unable to generate revenue through product sales and our business would be harmed.

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

As of March 31, 2015, we are the owner of record of at least eight issued or allowed U.S. patents and at least seven issued or allowed non-U.S. patents, as well as the licensee of at least ten issued or allowed U.S. patents and at least fourteen issued or allowed non-U.S. patents. We had been actively pursuing at least an additional 6 U.S. patent applications, of which 2 are provisional and four are non-provisional, at least three international patent applications and at least 21 non-U.S. patent applications in at least twelve jurisdictions as the owner of record, in addition to at least two U.S. patent applications and at least 10 non-U.S. patent applications under license. We do not expect to continue spending money on new patents except in limited situations, and will only spend sufficient funds to maintain existing patents of perceived value related to our preclinical product candidates or future product candidates.

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

Our executive officers, directors and stockholders who beneficially owned more than 5% of our common stock, in the aggregate, beneficially own shares representing approximately 60% of our common stock as estimated as of March 31, 2015. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As of March 31 2015, we had outstanding options to purchase an aggregate of 4,973,335 shares of our common stock at a weighted average exercise price of $3.52 per share and warrants to purchase an aggregate of 9,356 shares of our common stock at a weighted average exercise price of $12.02 per share. The exercise of such outstanding options and warrants will result in dilution of your investment. In addition, as described below, you may experience additional dilution if we issue common stock in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. For example, we are required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission, and NASDAQ, our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

REGADO BIOSCIENCES, INC.

DATED: April 29, 2015	By:	/s/ Michael A. Metzger
Michael A. Metzger
President, Chief Executive Officer and Director
(Principal Executive Officer)

DATED: April 29, 2015	By:	/s/ R. Don Elsey
R. Don Elsey
Senior Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 14, 2015, by and among Regado Biosciences, Inc., Tobira Therapeutics, Inc., Landmark Merger Sub Inc. and Brent Abrens as the Tobira stockholders’ Agent (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

2.2	Amendment No.1 to Agreement and Plan of Merger and Reorganization, dated as of January 23, 2015, by and among Regado Biosciences, Inc., Landmark Merger Sub, Inc., Tobira Therapeutics, Inc. and Brent Abrens as the Company Stockholders’ Agent (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the registrant on January 23, 2015.)

10.1	Separation Agreement by and between Regado Biosciences, Inc. and R. Don Elsey, dated February 6, 2015 (incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K filed by the registrant on February 12, 2015).

10.2	Form of Parent Support Agreement by and between Tobira Therapeutics and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

10.3	Form of Company Support Agreement by and between Regado Biosciences, Inc. each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

10.4	Form of Lock-Up Agreement dated as of January 14, 2015, by and among Regado Biosciences, Inc. and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

10.5	Equity Commitment Letter, dated as of January 14, 2015, by and among Regado Biosciences, Inc, and the parties named therein (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*	XBRL Taxonomy Definition Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.