Form 10-K/A
period 2014-12-31
Regado Biosciences Inc
filed 2015-04-30
CIK 1311596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 17, 2015 there were 33,609,211 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Regado BioSciences, Inc., referred to as “Regado,” the “Company,” the “registrant,” “we,” “our,” and “us”, is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment, to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Commission File Number 001-35953), or the 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on February 12, 2015. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s Special Meeting of Stockholders to approve, among other things our pending merger with Tobira Therapeutics, Inc. announced on January 14, 2015, as well as to update certain of the information included in the exhibit index and the cover page of the 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after February 12, 2015) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and the registrant’s other filings with the SEC.

REGADO BIOSCIENCES, INC.

Amendment No. 1 to Annual Report on Form 10-K

Fiscal Year Ended December 31, 2014

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position and tenure of each of our directors and executive officers as of April 17, 2015:

Name	Age	Position(s)	Served as an Officer or Director Since
Michael A. Metzger	44	Chief Executive Officer, President and Chief Operating Officer	2013
R. Don Elsey	62	Principal Financial and Accounting Officer	2014
Dennis Podlesak (4)	57	Chairman of the Board of Directors	2007
B. Jefferson Clark(1)(2)	58	Director	2004
Andrew J. Fromkin(1)(2)	48	Director	2014
Anton Gopka	33	Director	2012
Pierre Legault, MBA, CA, CPA(1)(3)	54	Director	2013
Michael E. Mendelsohn, (3)(4)	60	Director	2013
P. Sherrill Neff(2)(3)	63	Director	2005
Jesse Treu, Ph.D.(4)	68	Director	2005

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee
(4)	Member of science committee

Executive Officers

Our executive officers are elected by, and serve at the discretion of, our board of directors. The business experience for the past five years, and in some instances, for prior years, of each of our executive officers and directors is as follows:

Michael A. Metzger has served as a director and our chief executive officer since October 9, 2014 and as our president and chief operating officer since December 5, 2013. Prior to joining us, from April 2011 to November 2013, Mr. Metzger was executive vice president and chief operating officer at Mersana Therapeutics, Inc., a privately-held biopharmaceutical company. Prior to Mersana, from September 2006 to March 2011, Mr. Metzger held senior positions within business development and led mergers and acquisitions at Forest Laboratories, Inc., an international pharmaceutical manufacturer and marketer. Prior to Forest, from 2001 to 2006, Mr. Metzger served as vice president of corporate development at Onconova Therapeutics, Inc., a biopharmaceutical company focused in oncology. Prior to Onconova, Mr. Metzger was managing director at MESA Partners, a venture capital firm, from 1997 to 2001. Mr. Metzger served as a member on the board of directors of Response Genetics, Inc., a commercial stage company developing molecular diagnostic tests for oncology, from December 2010 to November 2013. In addition, Mr. Metzger has served as a director of various privately held life sciences companies. Mr. Metzger holds a B.A. from George Washington University and an M.B.A. from the New York University Stern School of Business.

R. Don Elsey has served as our principal accounting and financial officer as a consultant since his resignation as a full time employee effective February 6, 2015. Mr. Elsey joined Senseonics, Incorporated, a medical device company, as its Chief Financial Officer after his resignation from Regado in February 2015. Prior to February 6, 2015, Mr. Elsey served as our Senior Vice President, Finance and Chief Financial Officer since he joined Regado on May 5, 2014. Before joining us, from December 2012 to February 2014 Mr. Elsey served as chief financial officer of LifeCell, Inc., a privately held regenerative medicine company. From June 2005 to December 2012, he served in numerous finance capacities, most recently as senior vice president and chief financial officer, at Emergent BioSolutions Inc., a publicly held biopharmaceutical company. He served as the director of finance and administration at IGEN International, Inc., a publicly held biotechnology company, and its successor BioVeris Corporation, from April 2000 to June 2005. Prior to joining IGEN, Mr. Elsey served as director of finance at Applera, a genomics and sequencing company, and in several finance positions at International Business Machines, Inc. Mr. Elsey serves on the board of directors of RegeneRx Biopharmaceuticals, a publicly traded biopharmaceuticals company. He received an M.B.A. in finance and a B.A. in economics from Michigan State University. Mr. Elsey is a certified management accountant.

Board of Directors

Dennis Podlesak has been a partner of Domain Associates LLC since 2007. Domain is an exclusively life science focused venture capital firm. From 2007 to December 2009, Mr. Podlesak founded and served as chief executive officer of Calixa Therapeutics, Inc., a privately held biopharmaceutical company, which was acquired by Cubist Pharmaceuticals, Inc. in December 2009. Additionally, Mr. Podlesak was executive chairman of Corthera, Inc., a privately held biopharmaceutical company, which was acquired by Novartis AG in January 2010. Prior to Domain, from 2005 to 2007, Mr. Podlesak was a founder and chief executive officer of Cerexa, Inc., a privately held biopharmaceutical company, which was acquired by Forest Laboratories, Inc. in 2007. Prior to Cerexa, from 2004 to 2005, Mr. Podlesak served as the chief executive officer of Peninsula Pharmaceuticals, Inc., which was acquired by Johnson & Johnson in 2005. Prior to Peninsula, Mr. Podlesak served as senior vice president and led a North American business unit for Novartis AG, a multinational publicly held healthcare company, and as a member of Novartis’ pharmaceutical executive committee and global leadership team. Earlier in his career, Mr. Podlesak served as vice president and headed the CEC division of Allergan, Inc., a publicly held multi-specialty healthcare company, and as member of Allergan’s North American and global management team. Mr. Podlesak spent the first ten years of his career with SmithKline Beecham (now GlaxoSmithKline plc) where he was promoted to eight positions of increasing responsibility during his tenure with the company. Mr. Podlesak is the current chairman of the board of directors of Regado and has served as a member of the board since December 2007. Mr. Podlesak has also served as a director of Avanir Pharmaceuticals, Inc., a biopharmaceutical company which was acquired by Otsuka Pharmaceuticals Co., Ltd. in January 2015. He also currently serves as chairman of the board of directors of Adynxx, Inc., a privately held pharmaceutical company, and Syndax Pharmaceuticals, Inc., a privately held pharmaceutical company, and is a member of the board of directors of RightCare Solutions, Inc., a privately held healthcare technology company, DRI Holdings Limited, and its wholly owned subsidiary, DRI. Mr. Podlesak received a B.A. in business administration from Western Illinois University, holds an M.B.A. from Pepperdine and has completed post graduate work at the Wharton School, University of Pennsylvania.

B. Jefferson Clark has served as a member of Regado’s board of directors since 2004. Mr. Clark cofounded The Aurora Funds with Scott Albert in 1994. He works primarily with Aurora’s life sciences portfolio. He pulls from his strategic planning and operational experience to help these companies create or refine business plans, build solid management teams, develop strategic partnerships and secure key customers. Mr. Clark currently serves on the boards of several of Aurora’s life science portfolio companies, including Aldagen, Argos Therapeutics, Hyperbranch Medical Technology, Metabolon, Regado Biosciences and Xsira Pharmaceuticals, assisting in the strategic direction of each. Prior to forming Aurora, Mr. Clark spent thirteen years working in development and external affairs for Duke University (including Duke Comprehensive Cancer Center, Duke Medical Center and the School of Engineering). Through Aurora, he hoped to close the gap between local universities and the venture capital community to facilitate the growth of life science companies. Mr. Clark maintains strong ties to the RTP community, serving as past Chairman of the Board of North Carolina’s Council for Entrepreneurial Development, the Board of Overseers of the Duke Comprehensive Cancer Center and the Board of Directors for TROSA and the Choral Society of Durham. Mr. Clark is also Founding Chair of NC EntrePAC and associated entities. Mr. Clark holds a Bachelor of Science in Mechanical Engineering from Duke University and a MBA from the Fuqua School of Business at Duke University.

Andrew J. Fromkin currently serves as the president and chief executive officer of Blend Therapeutics, Inc, a privately-held biotechnology company focused on the treatment of cancer, a position he has held since April 2015. Prior to Blend, Mr. Fromkin has been acting as a consultant and advisor to a variety of healthcare ventures and investors since 2012. Previously, Mr. Fromkin served as President, CEO and Director of Clinical Data, Inc. (CLDA), a biopharmaceutical and personalized diagnostics company, until Clinical Data was acquired by Forest Laboratories, Inc. (FRX) in 2011. From 2000 to 2004, Mr. Fromkin held senior management roles at emerging healthcare companies, including President and Chief Executive Officer of DoctorQuality, Inc., a leading provider of patient safety and condition management products, which was acquired by Quantros, Inc., and President, Chief Executive Officer, and Director of Endo Surgical Devices, Inc., an early stage surgical device developer. From 1993 to 2000, Mr. Fromkin held two leadership positions with the industry’s leading prescription benefit management company Medco, which became Merck-Medco Managed Care, LLC after its acquisition by Merck & Co., Inc. Mr. Fromkin served as Vice President, Business Development (a Corporate Development function from 1995 to 2000) and Vice President, Sales to major health insurer, employer and government accounts. Mr. Fromkin began his career at Health Information Technologies, Inc., a leader in the then emerging field of electronic data interchange. There he held management positions including General Manager of MCA (a wholly owned subsidiary of Health Information Technologies) and Director, Marketing and Payer Alliances for the parent company. Mr. Fromkin has served as a member of the Regado board of directors since June 2014. Mr. Fromkin holds a BA in Biology, pre-medical studies, from Brandeis University, cum laude.

Anton Gopka has served as a member of our board of directors since December 2012. Mr. Gopka is a CEO and General Partner of ATEM Capital, a biotechnology specialist asset management company. From May 2012 until Jul 2014 he was a managing partner of the management company of RusnanoMedInvest, LLC, or RMI, a Russia-based biotechnology venture capital firm, created to implement strategic partnership between RUSNANO State Corporation and Domain Associates. Mr. Gopka’s current and previous board memberships include: Marinus Pharmaceuticals (NASDAQ: MRNO), Neothetics (NASDAQ: NEOT), Tragara Pharmaceuticals, NovaDigm Therapeutics and others. In December 2010, Mr. Gopka founded ParaClassics, a privately held classical music new media portal where he serves as managing partner. Previously, from October 2010 to April 2011, Mr. Gopka was a vice president for mergers and acquisitions at Barclays Capital, LLC, a subsidiary of Barclays PLC. Prior to Barclays Capital, from October 2008 to October 2010, he was director of mergers and acquisitions at Sistema JSFC. Previously, from April 2006 to October 2008, Mr. Gopka worked at Dresdner Kleinwort, an investment bank, where he advised on a number of M&A and capital markets transactions. Mr. Gopka received a Master’s degree from the Moscow State University for International Affairs. He also earned an advanced corporate finance course diploma from INSEAD and Corporate Board Leadership certificate from Harvard Business School. Mr. Gopka is a member of the National Association of Corporate Directors. We believe that Mr. Gopka possesses specific attributes that qualify him to serve on our board of directors including his extensive transactional experience in a wide range of industries, strong healthcare exposure as the managing director of a global venture capital firm as well as service on the board of directors for a number of healthcare companies.

Pierre Legault, MBA, CA, CPA currently serves as chief executive officer of NephroGenex, Inc., a publicly-held biotechnology company focused on the treatment of diabetic kidney disease, a position he has held since October 2013. Mr. Legault formerly served as chief executive officer of Prosidion, Ltd., a mid-size U.K. biotechnology firm, and has also served as executive vice president, chief financial officer and treasurer of OSI Pharmaceuticals. He was also senior executive vice president and chief administrative officer of Rite Aid Corporation, and president of the Eckerd Group, where he had overall managerial responsibilities for the Brooks Eckerd operations in the U.S. Mr. Legault also held several senior positions with Sanofi-Aventis and predecessor companies, including president of worldwide dermatology operations. Mr. Legault has served as a member of the Regado board of directors since November 2013. Mr. Legault was previously chairman of NephroGenex’s board from November 2012 to October 2013 and has been a member of NephroGenex’s board since November 2012. Mr. Legault also served on the boards of Forest Laboratories, Inc., NPS Pharmaceuticals, OSI Investment Holdings GMBH, Cyclacel Pharmaceuticals, Inc., The Jean Coutu Group (PJC) Inc. and several others. He studied at McGill University, University of Montreal (HEC) and the Harvard Business School, and holds a Six Sigma Green Belt, a BAA, MBA, CA and CPA diploma.

Michael E. Mendelsohn, M.D. has served as a member of our board of directors since November 2013. Dr. Mendelsohn is currently a Venture Partner at SV Life Sciences and President of Mendelsohn Consulting Group LLC in Boston. He served as Senior Vice President and Global Franchise Head for Cardiovascular Diseases at Merck & Co., Inc. from June 2010 through October 2013. Prior to Merck, from 1993 to 2010, Dr. Mendelsohn spent 17 years at Tufts Medical Center, where he served as the first-ever chief scientific officer and the executive director of the center’s Molecular Cardiology Research Institute. Prior to Tufts Medical Center, from 1988 to 1993 Dr. Mendelsohn was a member of the faculty of the cardiology division of Brigham and Women’s Hospital and an assistant professor of medicine at Harvard Medical School. Dr. Mendelsohn received his undergraduate degree in Chemistry and English from Amherst College and his M.D. from Harvard Medical School. We believe that Dr. Mendelsohn possesses specific attributes that qualify him to serve on our board of directors including his over 25 years’ experience and leadership in the field of cardiovascular disease.

P. Sherrill Neff has served as a member of Regado’s board of directors since July 2005. Mr. Neff is a founding partner of Quaker Partners. In addition, he sits on the following boards of directors of publicly traded companies: Cempra, Inc., a biotechnology company (Nasdaq: CEMP) and Resource Capital Corporation, a REIT (NYSE: RSO). He also served on the board of directors of Amicus Therapeutics, Inc., a biotechnology company (Nasdaq: FOLD) from 2006 until 2011. Mr. Neff also sits on the board of several other privately held Quaker Partners portfolio companies, including Intact Vascular, Neuronetics, and RainDance Technologies. Mr. Neff is a past member of the board of the National Venture Capital Association, and of several other industry organizations. Prior to forming Quaker Partners, he was president, chief operating officer, and a director of Neose Technologies, Inc., a publicly traded biotechnology company. Previously, Mr. Neff was a senior vice president at U.S. Healthcare, Inc., a leading publicly traded managed care organization. Mr. Neff was formerly a managing director in the investment banking division of Alex. Brown & Sons, and formerly an attorney at Morgan, Lewis & Bockius. Mr. Neff is a graduate of Wesleyan University and the University of Michigan Law School.

Jesse Treu, Ph.D has served as a member of Regado’s board of directors since July 2005. Dr. Treu has been a Partner of Domain since its inception in 1985. He has been a director of 38 early stage health care companies, 22 of which so far have become successful public companies. Present board memberships include Afferent Pharmaceuticals, Aldeyra Therapeutics, CoLucid Pharmaceuticals, RightCare Solutions, Inc., Sebacia, Inc., Tandem Diabetes Care, Veracyte and Xagenic, Inc. Past board memberships include Biosite Diagnostics, Dianon Systems, DNX, GelTex Pharmaceuticals, Inspire Pharmaceuticals, Iomai, Lumisys, NPS Pharmaceuticals, Northstar Neuroscience, OraPharma, Sepracor, Trimeris and Viagene. Dr. Treu has served as a Founder, President and Chairman of numerous venture stage companies. Prior to the formation of Domain, Dr. Treu had 12 years of experience in the health care industry. Dr. Treu was V.P. of the predecessor organization to The Wilkerson Group, and its venture capital arm, CW Ventures. While at CW Ventures, he served as President and CEO of Microsonics, a pioneer in computer image processing for cardiology. From 1977 through 1982, Dr. Treu led new product development and marketing planning for immunoassay and histopathology products at Technicon Corporation (now Siemens Medical Solutions Diagnostics). Dr. Treu began his career with GE in 1973, initially as a research scientist developing thin film optical sensors for immunoassay testing and subsequently serving on the corporate staff with responsibility for technology assessment and strategic planning. Dr. Treu holds a Bachelor of Science from Rensselaer Polytechnic Institute, and both a Masters and Doctor of Philosophy degree from Princeton University.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition

Our board of directors currently consists of nine members, a majority of who are “independent” as that term is defined in the applicable NASDAQ listing standards. Other than Mr. Metzger, Mr. Podlesak and Dr. Treu, each of our directors is deemed “independent” as that term is defined in the applicable NASDAQ listing standards.

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

Board of Director Meetings

Our Board met nine times during the 2014 fiscal year. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of our Board (held during the period for which such directors served on the Board) and (ii) the total number of meetings of all committees of our Board on which the director served (during the periods for which the director served on such committee or committees).

Director Independence

Our common stock is listed on The NASDAQ Capital Market. As required under the listing standards of NASDAQ, a majority of the members of the Board must, within 12 months of the completion of an initial public offering, qualify as “independent,” as affirmatively determined by the Board. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following five directors are independent directors within the meaning of the applicable NASDAQ listing standards: Mr. Clark, Mr. Legault, Mr. Mendelsohn, Mr. Neff and Mr. Fromkin. In making this independence determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. It considered the current and prior relationships that each non-employee director has with the Company and each other and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director

The NASDAQ listing standards also require that, (i) on the date of the completion of an issuer’s initial public offering, at least one member of each of a listed company’s audit, compensation and nominating and corporate governance committees be independent, (ii) within 90 days of the date of the completion of the offering, a majority of the members of such committees be independent and (iii) within one year of the date of the completion of the offering, all the members of such committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Compensation committee members must also satisfy the independence criteria established by NASDAQ in accordance with Rule 10C-1 under the Exchange Act. We have complied with the independence requirements for committees within the time periods specified above

Board Committees

Our board of directors has established an audit committee, a compensation committee, a nominating and corporate governance committee and a science committee. Each of these committees operates under a charter that has been approved by our board of directors.

The following table provides membership information for each of the Board committees for 2014:

	Audit		Compensation		Nominating and Corporate Governance		Science
David J. Mazzo, Ph.D.(1)
Michael A. Metzger(2)
Dennis Podlesak							X
B. Jefferson Clark	X		X
Andrew J. Fromkin	X		X
Anton Gopka
Pierre Legault, MBA, CA, CPA	X	*			X
Michael E. Mendelsohn					X		X	*
P. Sherrill Neff			X	*	X	*
Jesse Treu, Ph.D.							X
Raphaël Wisniewski

*	Committee Chairperson
(1)	Dr. Mazzo served as a director until his resignation on October 9, 2014
(2)	Mr. Metzger was appointed to the board on October 9, 2014 to succeed Dr. Mazzo

Below is a description of each committee of the Board of Directors.

Audit Committee

The audit committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. Our audit committee currently consists of Pierre Legault, as chairman, B. Jefferson Clark and Andrew J. Fromkin. The Board reviews the NASDAQ listing standards and SEC regulations definitions of independence for audit committee members on an annual basis and has determined that all members of the Company’s audit committee are independent (as independence is current defined in Rule 5605(c)(2)(A)(i) and (ii) of the NASDAQ listing standards). Our Board has determined that Mr. Legault qualifies as an “audit committee financial expert” within the meaning of U.S. Securities and Exchange Commission (“SEC”) regulations and The NASDAQ Marketplace Rules. In making this determination, our Board has considered the formal education and nature and scope of his previous experience, coupled with past and present service on various audit committees. Our audit committee assists our Board in its oversight of our accounting and financial reporting process and the audits of our financial statements. The audit committee met six times during the 2014 fiscal year. The Board has adopted a written audit committee charter that is available to shareholders on the Company’s website at www.regadobio.com.

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

Compensation Committee

Our compensation committee currently consists of P. Sherrill Neff, as chairman, B. Jefferson Clark and Andrew Fromkin. All of the current members of the Company’s compensation committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The compensation committee met two times during the 2014 fiscal year. The Board has adopted a written compensation committee charter that is available to stockholders on the Company’s website at www.regadobio.com.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee currently consists of P. Sherrill Neff, as chairman, Pierre Legault and Michael Mendelsohn. All of the current members of the Company’s nominating and corporate governance committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The nominating and corporate governance committee met two times during the 2014 fiscal year. The Board has adopted a written nominating and corporate governance committee charter that is available to stockholders on the Company’s website at www.regadobio.com.

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

The nominating and corporate governance committee recruits and considers director candidates and presents qualified candidates to the full board of directors for consideration. There is no fixed process for identifying and evaluating potential candidates to be nominees for directors, and there is no fixed set of qualifications that must be satisfied before a candidate will be considered. Rather, the corporate governance and nominating committee has the flexibility to consider such factors as it deems appropriate. These factors may include education, general business and industry experience, ability to act on behalf of stockholders, potential concerns regarding independence or conflicts of interest and other factors relevant in evaluating board nominees. Although the corporate governance and nominating committee does not have a policy with regard to the consideration of diversity in identifying director candidates, overall board diversity of industry background and experience is generally among the factors considered. The corporate governance and nominating committee believes that a board comprised of directors with diverse skills and experiences relevant to our industry and operations will result in efficient and competent oversight of our various core competencies, which include pharmaceutical development, strategic partnering, commercialization activities, regulatory compliance, corporate finance and accounting. As such, the corporate governance and nominating committee gives consideration to the interplay of a director candidate’s experience with that of other members of the board and the evolving needs of our business.

Science Committee

Our science committee currently consists of Michael Mendelsohn, as chairman, Dennis Podlesak and Dr. Treu. The science committee met three times during the 2014 fiscal year. Our science committee’s responsibilities include:

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

Board Leadership Structure and Board’s Role in Risk Oversight

The positions of our chairman of the Board and chief executive officer are separated. Although our Bylaws do not require our chairman and chief executive officer positions to be separate, our Board believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance. Separating these positions allows our chief executive officer to focus on our day-to-day business, while allowing the chairman of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management. Our board of directors recognizes the time, effort and energy that the chief executive officer must devote to his position in the current business environment, as well as the commitment required to serve as our chairman, particularly as the Board’s oversight responsibilities continue to grow. Our Board also believes that this structure ensures a greater role for the independent directors in the oversight of our Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our Board. The Board has determined that our chairman is not independent within the meaning of The NASDAQ Marketplace Rules. As a result, we periodically consider the benefits of appointing a lead independent director, however to date, our Board has chosen not to do so.

The Board has overall responsibility for risk oversight, including, as part of regular board and committee meetings, general oversight of our officers’ management of risks relevant to the Company. A fundamental part of risk oversight is not only understanding the material risks a company faces and the steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The involvement of the Board in reviewing our business strategy is an integral aspect of the Board’s assessment of management’s tolerance for risk and also its determination of what constitutes an appropriate level of risk for the Company.

While the full Board has overall responsibility for risk oversight, the Board has delegated oversight responsibility related to certain risks to committees of the Board, including the audit committee. The audit committee is responsible reviewing our policies with respect to risk assessment and risk management, as well as coordinating our internal control over financial reporting, disclosure controls and procedures and code of conduct. The audit committee receives regular reports from officers responsible for oversight of particular risks within the company at its regularly scheduled meetings and other reports as requested by the audit committee from time to time.

Based on our audit committee’s conclusion that our disclosure controls and procedures were not effective in prior fiscal years as described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 under the heading “Evaluation of Disclosure Controls and Procedures,” we have implemented and are continuing to design and implement procedures and controls designed to remediate material weakness and underlying significant deficiencies identified by our audit committee. These procedures and controls have not yet been tested, however at its regularly scheduled meetings and as it otherwise requests, the audit committee receives reports from the officers responsible for implementing such remediation measures on the status and perceived effectiveness of our revised disclosure controls and procedures. In addition, in May 2014 we hired R. Don Elsey to serve as our Senior Vice President, Finance and Chief Financial Officer, which assisted in improving the effectiveness of our disclosure controls and procedures.

Our Board satisfies its overall responsibility through full reports by each committee chair, including the chair of the audit committee, regarding the committee’s considerations and actions, as well as through regular reports directly from relevant officers within the Company. Our Board believes that full and open communication between management and the Board is essential for effective risk management and oversight.

Our Board believes its administration of its risk oversight function has not affected its leadership structure.

Stockholder Communications

The Board will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate. Absent unusual circumstances or as contemplated by committee charters, and subject to advice from legal counsel, the Secretary of the Company is primarily responsible for monitoring communications from stockholders and for providing copies or summaries of such communications to the Board as he considers appropriate.

Communications from stockholders will be forwarded to all directors if they relate to important substantive matters or if they include suggestions or comments that the Secretary considers to be important for the Board to know. Communication relating to corporate governance and corporate strategy are more likely to be forwarded to the Board than communications regarding personal grievances, ordinary business matters, and matters as to which the Company tends to receive repetitive or duplicative communications.

Stockholders who wish to send communications to the Board should address such communications to: The Board of Directors, 106 Allen Road, 4th Floor, Basking Ridge, New Jersey 07920, Attention: Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive, officers, and persons who are beneficial owners of more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, and written representations that no other reports were required during the fiscal year ended December 31, 2014, all reports required to be filed under Section 16(a) were filed on a timely basis, with the exception of Robert A. Kierlin, who filed a Form 4 on December 24, 2014, reporting sales occurring on October 24, 2014, October 27, 2014 and October 28, 2014.

During the fiscal year ended December 31, 2014, Mr. Metzger timely reported all transactions but reported an incorrect exercise price of an option grant on a Form 4 filed on December 5, 2015. The exercise price was subsequently correctly reported on Mr. Metzger’s Form 4/A filed on February 20, 2015.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2014 and December 31, 2013, the compensation awarded to or earned by our principal executive officer, our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2014, and all individuals who served as principal executive officer at any time during the fiscal year ended December 31, 2014. The persons listed in the following table are referred to herein as the “named executive officers.”

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Michael A. Metzger	2014	415,250		180,000		328,474	—		923,724
Chief Executive Officer, President and Chief Operating Officer	2013	28,688	(2)	150,000	(3)	779,081	—		957,769
David J. Mazzo	2014	402,434	(4)	—		375,336	138,890	(5)	916,660
Former Chief Executive Officer	2013	465,825		209,621		1,094,101	14,092	(6)	1,783,639
R. Don Elsey	2014	230,685		57,167	(8)	595,056	—		882,908
Chief Financial Officer
Steven L. Zelenkofske	2014	388,978	(9)	—		156,390	109,630	(10)	654,998
Senior Vice President, Clinical and Medical Affairs and Chief Medical Officer	2013	375,000		131,250		442,120	—		948,370
Christopher P. Rusconi	2014	320,945		—		152,220	—		473,165
Senior Vice President, Discovery/Preclinical Development and Chief Scientific Officer	2013	309,561		108,346		117,375	—		535,282

(1)	These amounts have been calculated in accordance with ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of the assumptions relating to our valuations of these restricted stock awards and stock options, please see Note 11 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 12, 2014. These amounts reflect our accounting expense for these restricted stock awards and stock options and do not correspond to the actual value that may be recognized by the named executive officers.
(2)	Mr. Metzger commenced employment on December 5, 2013. Represents salary paid from December 5, 2013 to December 31, 2013.
(3)	Represents a $150,000 sign-on bonus.
(4)	Dr. Mazzo departed the company in October 2014. Dr. Mazzo’s base salary in 2014 was $482,920. The amounts reflected in the table above reflect his partial year of service 2014.
(5)	Of such amount, $120,886 represents vacation payouts that we paid to Dr. Mazzo in connection with his departure, $4,024 represents severance benefits that we paid to Dr. Mazzo in 2014 connection with his departure, and $13,980 represents premiums for supplemental life insurance for the benefit of Dr. Mazzo and the related tax gross up benefit during 2014.
(6)	Consists of premiums for supplemental life insurance for the benefit of Dr. Mazzo and the related tax gross up benefit during 2013.
(7)	Mr. Elsey commenced employment on May 5, 2014. Represents salary paid from May 5, 2014 to December 31, 2014.
(8)	Represents the pro rata portion of Mr. Elsey’s bonus for his partial year of service in 2014.
(9)	Dr. Zelenkofske departed the company in November 2014, but continued to provide transition services through the end of 2014. Dr. Zelenkofske’s base salary in 2014 was $388,978. The amounts reflected in the table above reflect his partial year of service in 2014, plus his payment during the transition service period.
(10)	Represents vacation payouts that we paid to Dr. Zelenkofske in connection with his departure.

Annual Base Salary

The compensation of our named executive officers is generally determined by our Board, based upon recommendations from the compensation committee of our Board. The following table sets forth the base salaries for the fiscal year ended December 31, 2014 for our named executive officers

Name	2014 Base Salary
Michael A. Metzger	$450,000	(1)
David J. Mazzo	$482,920
R. Don Elsey	$350,000
Steven L. Zelenkofske	$388,978
Christopher P. Rusconi	$320,945

(1)	In connection with Mr. Metzger’s appointment as the Company’s Chief Executive Officer effective October 9, 2014, Mr. Metzger’s annual base salary was increased from $405,000 to $450,000.

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

Name	Target bonus
Michael A. Metzger	50	%(1)
David J. Mazzo	50%
R. Don Elsey	35%
Steven L. Zelenkofske	35%
Christopher P. Rusconi	35%

(1)	In connection with Mr. Metzger’s appointment as the Company’s Chief Executive Officer effective October 9, 2014, Mr. Metzger’s target bonus was increased from 40% to 50%.

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

We have granted all stock options pursuant to our 2004 Equity Compensation Plan, or the 2004 Plan, or our 2013 Equity Compensation Plan, or the 2013 Plan, the terms of which are described below under “—Equity Compensation Plans.” Upon the effectiveness of the 2013 Plan, we ceased making awards under the 2004 Plan, and from and after such date all options have been and will be granted under our 2013 Plan. We typically grant options with an exercise price equal to the fair market value of our common stock on the date of grant of each award. We typically grant options with a four-year vesting period. In addition, pursuant to the terms of their respective employment agreements, each of our named executive officers is entitled, upon the occurrence of the events specified therein, to 100% accelerated vesting of options upon a “change of control” or upon a “corporate reorganization.” We believe these accelerated vesting provisions will allow our named executive officers to focus on closing a transaction that may be in the best interest of our stockholders even though the transaction may otherwise result in a termination of their employment and, absent such accelerated vesting, a forfeiture of their unvested equity awards. Additional information regarding accelerated vesting provisions for our named executive officers is discussed below under “—Employment Agreements, Severance and Change in Control Agreements.”

Health and Welfare Benefits

Our named executive officers are eligible to participate in all of our employee benefit plans, including our medical, dental, vision, group life and disability insurance plans, in each case on the same basis as other employees. Generally, we do not provide perquisites or personal benefits to our named executive officers. We did, however, pay the premiums for supplemental life insurance for the benefit of Dr. Mazzo and the related tax gross up benefit.

401(k) Plan

As of the first day of the month following their hire date, all of our employees become eligible to participate in our 401(k) plan, which is a retirement savings defined contribution plan established in accordance with Section 401(a) of the Code. Pursuant to our 401(k) plan, employees may elect to defer their eligible compensation into the plan on a pre-tax basis, up to the statutorily prescribed annual limit of $17,500 in 2014 (additional salary deferrals not to exceed $5,500 are available to those employees 50 years of age or older) and to have the amount of this reduction contributed to our 401(k) plan. In general, eligible compensation is defined as compensation as reflected in each employee’s Form W-2. We have elected to match participant elective deferrals in an amount equal to 50% of such elective deferrals up to 3% of each participant’s total compensation for the Plan Year. Our aggregate 401(k) match expense for the year ended December 31, 2014 was $101,679. We may, but are not required, to make matching contributions to the 401(k) plan. The 401(k) plan currently does not offer the ability to invest in our securities.

Employment Agreements, Severance and Change in Control Arrangements

Our amended and restated employment agreement with Mr. Metzger, which became effective on October 9, 2014 in connection with his appointment as our Chief Executive Officer provides for, among other things: (i) an annual base salary of $450,000, (ii) a target annual bonus equal to fifty percent (50%) of base salary subject to achievement of certain performance objectives, but, if certain corporate objectives specified in the Employment Agreement are achieved in 2014 or 2015, his annual bonus for the year in which those objectives are achieved will be one hundred percent (100%) of his annual base salary, (iii) reimbursement of reasonable expenses for travel between his place of residence in New York and the Company’s office in Basking Ridge, New Jersey and for lodging in the Basking Ridge area, of up to $25,000 per year, and (iv) in the event the Company terminates Mr. Metzger’s employment “without cause,” or Mr. Metzger resigns “for good reason”, payments equal to the sum of twelve months of base salary and the target annual bonus, and continuation of health insurance benefits for twelve months and the post-termination exercise period of stock options held by Mr. Metzger will be extended to twelve months following the date of his last day of employment with the Company. The employment agreement further provides that Mr. Metzger may serve on the board of directors of one other company during his first year of employment and up to two other companies in future years so long as such service does not interfere with his duties to us and such other companies are not competitors of ours. Additionally, the employment agreement provided that in connection with his appointment as our Chief Executive Officer, Mr. Metzger would receive an option grant (the “CEO Grant”) exercisable for a number of shares representing two percent (2%) of the Company’s common stock outstanding as of the Effective Date, calculated on a fully-diluted basis, with twenty-five percent (25%) of the shares underlying the option vesting on the date of the grant, and the remainder vesting in thirty-six equal monthly installments thereafter, subject to Mr. Metzger’s continued employment with the Company. Upon a change in control, or certain other material corporate transactions, the lesser of: (a) fifty percent (50%) of the shares subject to the CEO Grant; or (b) the number of shares subject to the CEO Grant that are unvested at the time of the change in control or other material corporate transaction, shall vest and become immediately exercisable. In addition, in the event that the Company terminates Mr. Metzger “without cause” or Mr. Metzger resigns “for good reason” within three months prior to, or within twelve months following, a change in control, or certain other material corporate transactions, all stock options and other awards that Mr. Metzger may have shall vest and become immediately exercisable. The CEO Grant was issued in December 2014. Please see Part III, Item 13, Certain Relationships, Related Transactions and Director Independence “–Merger with Tobira Therapeutics, Inc. and related Financing” for additional information regarding severance and change in control payments to Mr. Metzger in connection with our proposed merger with Tobira Therapeutics, Inc.

In connection with his resignation as Chief Executive Officer, the Company and Dr. Mazzo entered into a separation agreement, pursuant to which the Company agreed to pay Dr. Mazzo $724,380, representing twelve months of his base salary and one hundred percent (100%) of his target cash bonus, payable semi-monthly in accordance with the Company’s customary payroll practices. The post-termination exercise period of stock options held by Dr. Mazzo was extended to twenty-four months following the date of his last day of employment with the Company on October 31, 2014, and Dr. Mazzo will be eligible to receive continuation of health insurance benefits for twelve months. Under the Separation Agreement, Dr. Mazzo released the Company, its stockholders, affiliates, officers, directors, employees, agents and others from any claims arising prior to the date that Dr. Mazzo signs the Separation Agreement.

Prior to his resignation, our amended and restated employment agreement with Dr. Mazzo, which became effective upon the consummation of the August 2013 initial public offering of our common stock, provided for, among other things: (i) an initial annual base salary of $465,825, (ii) initial eligibility for a target cash bonus of up to 50% of annual base salary, (iii) reimbursement of up to $8,836 per year for supplemental long-term disability insurance and/or supplemental life insurance for Dr. Mazzo’s benefit, (iv) in the event we terminated Dr. Mazzo’s employment “without cause,” payments equal to the sum of 12 months of base salary and the target bonus payable bimonthly in accordance with customary payroll practices and continuation of health insurance benefits for 12 months, and (v) in the event we terminated Dr. Mazzo’s employment “without cause” within 12 months following a change in control or Dr. Mazzo resigned “for good reason” within 12 months following a change in control, (a) payments equal to the sum of 18 months of base salary and an amount equal to 150% of the target bonus payable bimonthly in accordance with customary payroll practices and continuation of health insurance benefits for 18 months and (b) 100% accelerated vesting of his options. The amended and restated employment agreement further provided that Dr. Mazzo may serve on the board of directors of up to two other companies so long as such service does not interfere with his duties to us and such other companies are not competitors of ours.

On December 19, 2013, we further amended Dr. Mazzo’s amended and restated employment agreement to provide for eligibility for a cash bonus equal to 100% of annual base salary, in lieu of his previous annual target bonus of 50% of his annual base salary, if certain corporate objectives specified in the amendment were achieved in 2014 or 2015 and certain revisions to the Section 280G cutback provisions in his employment agreement.

On January 3, 2015, R. Don Elsey notified the Company that he would resign as the Company’s Senior Vice President, Finance and Chief Financial Officer, effective February 6, 2015. In connection with his resignation we entered into a consulting agreement and a separation agreement pursuant to which Mr. Elsey continues to provide services to the Company and to act as our principal accounting and financial officer from the effective date of his resignation through the earlier of May 31, 2015 or the Company’s consummation of certain material corporate transactions, unless earlier terminated or extended. Pursuant to these agreements, the Company paid Mr. Elsey $75,000 in cash on or about February 28, 2015 subject to Mr. Elsey’s execution and non-revocation of the separation agreement and completion and filing of the Company’s proxy statement and its annual report on Form 10-K by such date. These agreements also provided that, subject to and upon successful completion of certain material corporate transactions during the term of his consulting relationship, the Company will pay Mr. Elsey an additional $50,000 in cash. Additionally, these agreements provided for acceleration of the vesting of Mr. Elsey’s January 2015 stock option grant such that it is fully vested upon the consummation of such material corporate transaction, and extended the post-termination exercise period of all vested stock options held by Mr. Elsey to twelve months following the last day of his service as a consultant with the Company. In addition, the Company permitted Mr. Elsey to continue vesting under all stock options held by him during the time that he continues to provide services to the Company as a consultant under the consulting agreement. Under these agreements, Mr. Elsey released the Company, its stockholders, affiliates, officers, directors, employees, agents and others from any claims arising prior to the date of the applicable agreement.

Prior to his resignation, our employment agreement with Mr. Elsey provided for, among other things: (i) an initial annual base salary of $350,000, (ii) eligibility for an annual target cash bonus of up to 35% of annual base salary, based on the achievement of certain individual and corporate objectives as established by the board of directors or compensation committee for each year, (iii) reimbursement of reasonable expenses for travel between his place of residence in Maryland and our office in Basking Ridge, New Jersey and lodging in the Basking Ridge area, of up to $25,000 per year, (vi) in the event we terminated Mr. Elsey’s employment without “Cause” (as defined in the employment agreement) or in the event that Mr. Elsey resigned for “Good Reason” (as defined in the employment agreement) within 12 months following a Change in Control (as defined in the employment agreement), payments equal to the sum of 12 months of base salary and the target annual bonus payable bimonthly in accordance with customary payroll practices and continuation of health insurance benefits for 12 months. In addition, if Mr. Elsey was terminated without Cause or resigned for Good Reason, in each case within 12 months following a Change in Control, then all unvested options and other equity awards held by Mr. Elsey at the time that such termination occurs would have been accelerated and deemed to have vested in full as of his termination date. Mr. Elsey received an initial option grant exercisable for 250,000 shares of the Company’s common stock, 62,500 of which were fully vested as of the date of grant and the remainder of which will vest monthly over three years. Please see Part III, Item 13, Certain Relationships, Related Transactions and Director Independence “–Merger with Tobira Therapeutics, Inc. and related Financing” for additional information regarding severance and change in control payments to Mr. Elsey in connection with our proposed merger with Tobira Therapeutics, Inc.

On October 31, 2014, Steven L. Zelenkofske notified the Company that he was resigning as the Company’s Senior Vice President, Clinical and Medical Affairs and Chief Medical Officer, effective November 7, 2014. Mr. Zelenkofske provided certain consulting services to the Company from November 7, 2014 through December 31, 2014. Prior to his resignation, our amended and restated employment agreement with Dr. Zelenkofske, which became effective upon the consummation of the August 2013 initial public offering of our common stock, provided for, among other things: (i) an initial annual base salary of $375,000, (ii) initial eligibility for a target cash bonus of up to 35% of his annual base salary, (iii) in the event we terminated Dr. Zelenkofske’s employment “without cause” at any time or Dr. Zelenkofske resigned “for good reason” within 12 months following a change in control, payments equal to the sum of 12 months of his base salary and the target bonus, payable bimonthly in accordance with customary payroll practices and continuation of health insurance benefits for 12 months, and (iv) in the event that, within 12 months following a change in control, we terminated Dr. Zelenkofske’s employment “without cause” or Dr. Zelenkofske resigned for “good reason,” 100% accelerated vesting of his options. The agreement further provided that Dr. Zelenkofske could continue to practice medicine two days per month (or more with our written permission) and could remain on any boards of directors or advisory boards as long as those positions did not represent a conflict of interest.

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

Outstanding Equity Awards at Year End

The following table sets forth certain information, on an award-by-award basis, concerning outstanding equity awards for each named executive officer as of December 31, 2014.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date(1)
Michael A. Metzger	244,128	189,880	4.81	12/15/2023	(2)
	296,626	540,905	0.85	12/02/2024	(3)
David J. Mazzo	162,799	395,368	4.00	12/31/2023
	28,179	—	3.84	4/25/2022	(4)
	151,794	—	4.51	4/30/2020
	134,730	—	12.53	8/01/2018
	10,059	—	11.69	12/08/2018
R. Don Elsey	114,584	135,416	6.36	5/5/2014	(5)
Steven L. Zelenkofske	65,786	159,766	4.00	12/31/2023	(6)
	8,002	9,950	3.84	4/25/2022	(7)
	43,158	—	4.51	4/30/2020
	41,167	—	11.69	1/15/2019
Christopher P. Rusconi	14,970	—	3.34	12/20/2015
	18,250	—	4.77	12/31/2015
	8,982	—	10.86	2/21/2017
	22,285	—	10.86	6/6/2017
	13,643	—	10.86	6/6/2017
	4,711	—	12.53	8/1/2018
	25,229	—	12.53	8/1/2018
	4,865	—	11.69	12/8/2018
	14,596	—	11.69	12/8/2018
	30,003	—	4.51	4/30/2020
	108,105	—	4.51	4/30/2020
	25,639	—	3.84	4/25/2022

(1)	Unless otherwise indicated, each option to purchase our common stock vests as to 25% of the shares underlying such option on the first anniversary of the grant date of such option and 2.083% of the shares underlying each option vest each month thereafter. Each of these options has a ten-year term from the date of grant.
(2)	Such option vested as to 25% on December 16, 2013 and vests as to 2.083% of the shares in equal monthly installments over the subsequent 36 months. This option has a ten-year term from the date of grant.
(3)	Such option vested as to 25% on December 3, 2014 and vests as to 2.083% of the shares in equal monthly installments over a 36 month period on the ninth day of each calendar month, commencing on November 9, 2014. This option has a ten-year term from the date of grant.
(4)	Such option vested as to 25% on May 25, 2012 and vests as to 2.083% of the shares in equal monthly installments over the subsequent 36 months. Each of these options has a ten-year term from the date of grant.
(5)	Such option vested as to 25% on May 5, 2014 and vests as to 2.083% of the shares in equal monthly installments over the subsequent 36 months. Each of these options has a ten-year term from the date of grant.
(6)	Such option vested as to 25% on August 27, 2013 and vests as to 2.083% of the shares in equal monthly installments over the subsequent 36 months. Each of these options has a ten-year term from the date of grant.
(7)	Such option vested as to 25% on September 28, 2011 and vests as to 2.083% of the shares in equal monthly installments over the subsequent 36 months. Each of these options has a ten-year term from the date of grant.

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

The 2004 Plan is administered by the compensation committee, although our Board may act in lieu of the compensation committee. The compensation committee has the authority to interpret, construe and administer the 2004 Plan and to act in all matters pertaining to the grant of an award, including:

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

Each award under the 2004 Plan is subject, in the discretion of the compensation committee, to cancellation if the participant is terminated for cause, or if the participant becomes associated with, employed by, renders services to, or owns any interest in (other than any insubstantial interest) any business that is in competition with the Company or any business in which the Company has a substantial interest or that has a substantial interest in the Company.

The Board may amend, alter or discontinue the 2004 Plan in any respect at any time, but no amendment or discontinuance may adversely affect the rights of a participant under any awards previously granted, without his or her consent, except that stockholder approval will be needed, to the extent required by section 422 of the Code and/or NASDAQ requirements, for any amendment that would increase the maximum number of shares available for awards, materially increase the benefits accruing to participants under the plan, extend the period during which incentive stock options may be granted, change the class of eligible participants, limit the powers of the compensation committee with respect to the administration of the plan, or change the amendment provisions.

2013 Equity Compensation Plan

The following is a summary of the material terms of our 2013 Equity Compensation Plan, or the 2013 Plan, which our Board and stockholders adopted in May 2013 and became effective upon the consummation of the August 2013 initial public offering of our common stock. This description is not complete. For more information, we refer you to the full text of the 2013 Plan, which is incorporated by reference as Exhibit 10.5 hereto. Upon effectiveness of the 2013 Plan, outstanding stock options to acquire 1,406,910 shares of our common stock were assumed under the 2013 Plan.

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

As of December 31, 2013, the number of shares authorized for issuance under the 2013 Plan was 3,342,839 shares. The number of shares available for issuance is subject to customary adjustments for stock splits, stock dividends or similar transactions. In addition, the Plan contains an “evergreen” provision allowing for an annual increase in the number of shares of our common stock available for issuance under the 2013 Plan on January 1 of each year during the period beginning January 1, 2014, and ending on (and including) January 1, 2023. The annual increase in the number of shares shall be equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that our Board may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of common stock than would otherwise occur. On January 1, 2014 another 1,065,530 shares became available for grant under this evergreen provision, increasing the number of shares authorized for issuance under the 2013 Plan from 3,342,839 shares to a total of 4,408,369 shares as of December 31, 2014. On January 1, 2015 another 1,680,461 options became available for grant under this evergreen provision.

On June 11, 2014, the compensation committed adopted amendments to the 2013 Plan, to provide for the issuance of up to 350,000 shares of the Company’s common stock as “inducement awards” in accordance with Rule 5635(c)(4) of the NASDAQ Listing Rules, which we refer to as the Inducement Award Subplan. Shares reserved for issuance under the Inducement Award Subplan may be granted only to an individual otherwise eligible to receive awards under the 2013 Plan that was not previously an employee or a non-employee director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. Grants under the Inducement Award Subplan shall be made pursuant to the form of award agreements previously adopted under the 2013 Plan. The Inducement Award Subplan was adopted without stockholder approval in reliance on the exception for “inducement awards” provided by Rule 5635(c)(4) of the NASDAQ Listing Rules.

The 2013 Plan is administered by the compensation committee of our Board. The compensation committee has the authority to determine:

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

To the extent that awards to a participant are intended to be exempt from the deductibility limitation of Section 162(m) of the Internal Revenue Code of 1986, as amended, or Section 162(m), no participant may receive in any one fiscal year options stock appreciation rights, restricted stock, stock units, performance share awards, incentive bonus awards and other stock-based awards that are denominated in shares of common stock with respect to more than 958,083 shares in the aggregate. In December 2014, Mr. Metzger received a stock-based award that, together with stock-based awards previously issued to him during the Company’s 2014 fiscal year, exceeded the 958,083 share limit and the portion of such award to Mr. Metzger that was in excess of such limit was not intended to be exempt from the exempt from the deductibility limitation of Section 162(m). In addition, to the extent that awards to a participant are intended to be exempt from the deductibility limitation of Section 162(m), the maximum dollar value payable to any participant in any one fiscal year of the Company with respect to stock units, performance units or incentive bonus awards or other stock-based awards that may be settled in cash or other property (other than common stock) is $2 million.

In general, awards may not be transferred other than by will or by the laws of descent and distribution. However, the compensation committee may permit the holder of an option, stock appreciation right or other award to transfer the option, right or other award to immediate family members, to a family trust for estate planning purposes, or by gift to charitable institutions

The compensation committee may, upon the grant of an award, provide for the effect of a change in control on any award, including:

•	acceleration or extension of the time periods for exercising, vesting in, or realizing gain from any award;

•	elimination or modification of performance or other conditions of an award; and

•	provision for the cash settlement of an award for an equivalent cash value.

The compensation committee may also, in its discretion, take one or more of the following actions contingent upon a change in control:

•	cause any or all outstanding options and stock appreciation rights to become immediately exercisable, in whole or in part;

•	cause any other awards to become non-forfeitable, in whole or in part;

•	cancel any option or stock appreciation right in exchange for a substitute option;

•	cancel any award of restricted stock, restricted stock units, performance shares or performance units in exchange for a similar award of the capital stock of any successor corporation;

•	redeem any restricted stock, restricted stock unit, performance share or performance unit for cash and/or other substitute consideration with a value equal to the fair market value of an unrestricted share of our common stock on the date of the change in control;

•	cancel any option or stock appreciation right in exchange for cash and/or other substitute consideration based on the value of our common stock on the date of the change in control, and cancel any option or stock appreciation right without any payment if its exercise price exceeds the value of our common stock on the date of the change in control; or

•	make such other modifications, adjustments or amendments to outstanding awards as it deems necessary or appropriate

The compensation committee may amend the terms of awards in any manner not inconsistent with the 2013 Plan, provided that no amendment shall adversely affect the rights of a participant with respect to an outstanding award without the participant’s consent. In addition, our Board may at any time amend, suspend, or terminate the 2013 Plan, provided that (i) no such amendment, suspension or termination shall materially and adversely affect the rights of any participant under any outstanding award without the consent of such participant and (ii) to the extent necessary to comply with any applicable law or stock exchange rule the 2013 Plan requires us to obtain stockholder consent. Stockholder approval is required for any plan amendment that increases the number of shares of common stock available for issuance under the 2013 Plan, changes the persons or classes of persons eligible to receive awards or otherwise to the extent required by section 422 of the Code and/or the NASDAQ listing standards.

2013 Employee Stock Purchase Plan

The following is a summary of the material terms of our Employee Stock Purchase Plan, or the ESPP, which our Board and stockholders adopted in May 2013, effective upon the consummation of the August 2013 initial public offering of our common stock. As this description is not complete, we refer you to the full text of the ESPP, which is incorporated by reference as Exhibit 10.9 hereto. Up to 96,360 shares of our common stock may be issued pursuant to the ESPP.

Our Board may implement the ESPP by designating offering periods during which participating employees may be granted options to purchase our common stock. Offering periods will be approximately six months, or such other length as determined by our board of directors. The board of directors has not designated an initial offering period, and has no current plans to do so.

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

Director Compensation

Non-Employee Director Compensation Policy

Our board of directors has approved a compensation policy for our non-employee directors that became effective upon consummation of the IPO. This policy provides for the following compensation to our non-employee directors:

•	each non-employee director, other than the chairman of our board, will receive an annual base fee of $40,000;

•	in addition to the $40,000 annual base fee, the chairman of our audit committee will receive an annual fee of $20,000 and other members of our audit committee will receive an annual fee of $10,000;

•	in addition to the $40,000 annual base fee, the chairman of our compensation committee will receive an annual fee of $15,000 and other members of our compensation committee will receive an annual fee of $7,500;

•	in addition to the $40,000 annual base fee, the chairman of our nominating and corporate governance committee will receive an annual fee of $10,000 and other members of our nominating and corporate governance committee will receive an annual fee of $5,000;

•	in addition to the $40,000 annual base fee, the chairman of our science committee will receive an annual fee of $10,000 and other members of our science committee will receive an annual fee of $5,000; and

•	the chairman of our board of directors will receive an annual fee of $120,000 and will not receive any additional fees for service on any committees or as chair of any committees.

All fees under the director compensation policy will be paid on a quarterly basis in arrears and no per meeting fees will be paid. We will also reimburse non-employee directors for reasonable expenses incurred in connection with attending board and committee meetings.

Effective with the consummation of the August 2013 initial public offering of our common stock, each non-employee director was granted an option to purchase 17,964 shares of our common stock. Following the consummation of the initial public offering of our common stock each non-employee director on the date of his or her initial election to our Board will receive an option award with a Black Scholes value equal to $200,000. In addition, each year on January 1 each non-employee director will receive an option award with a Black-Scholes value equal to $100,000 multiplied by a fraction, the numerator of which is the number of full months’ service as a director in the year to which the award pertains, and the denominator of which is 12. Such initial and annual option grants will have an exercise price per share equal to the fair market value of our common stock on the date of grant. Each initial and annual grant will vest in full on the one-year anniversary of the date of grant.

In addition to the non-employee director compensation policy, on September 15, 2013, the Company entered into a consulting arrangement with the Mendelsohn Consulting Group, LLC pursuant to which the Company has paid $10,000 per month for consulting services provided by Dr. Mendelsohn. This agreement terminated pursuant to its terms on March 31, 2014.

Director Compensation – 2014

The following table summarizes the annual compensation for our non-employee directors during 2014.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Dennis Podlesak	120,000	11,042	—	131,042
B. Jefferson Clark	64,742	11,042	—	75,784
Andrew Fromkin	17,218	51,000	—	68,218
Anton Gopka	30,000	11,042	—	41,042
Pierre Legault	46,497	5,521	—	52,018
Michael E. Mendelsohn	70,833	5,521	—	76,354
P. Sherrill Neff	64,679	11,042	—	75,721
Jesse Treu	58,690	11,042	—	69,732
Raphael Wisniewski	24,780	11,042	—	35,822

(1)	Represents the aggregate grant date fair value for grants made in 2014 computed in accordance with FASB ASC Topic 718. The assumptions we used in valuing options are described in note 10 to our financial statements included in this annual report on Form 10-K. As of December 31, 2014:

•	Mr. Podlesak held options to purchase 9,604 shares at a weighted average exercise price of $4.77 per share, of which 0 shares had vested.

•	Mr. Clark held options to purchase 9,604 shares at a weighted average exercise price of $4.77 per share, of which 0 shares had vested.

•	Mr. Fromkin held options to purchase 51,000 shares at a weighted average exercise price of $6.47 per share, of which 25,500 shares had vested.

•	Mr. Gopka held options to purchase 9,604 shares at a weighted average exercise price of $4.77 per share, of which 0 shares had vested.

•	Mr. Legault held options to purchase 4,820 shares at a weighted average exercise price of $4.77 per share, of which 0 shares had vested.

•	Dr. Mendelsohn held options to purchase 4,820 shares at a weighted average exercise price of $4.77 per share, of which 0 shares had vested.

•	Mr. Neff held options to purchase 9,604 shares at a weighted average exercise price of $4.77 per share, of which 0 shares had vested.

•	Dr. Treu held options to purchase 9,604 shares at a weighted average exercise price of $4.77 per share, of which 0 shares had vested.

•	Mr. Wisniewski held options to purchase 9,604 shares at a weighted average exercise price of $4.77 per share, of which 0 shares had vested.

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

As permitted by Delaware law, our amended and restated bylaws also provide that:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth the beneficial ownership of our common stock as of March 31, 2015 (except where otherwise indicated) by:

•	each person, or group of affiliated persons, who we know to beneficially own more than 5% of the outstanding shares of our common stock;

•	each of our named executive officers;

•	each of our executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of March 31, 2015, through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power, or shares such powers with his or her spouse, with respect to the shares set forth in the following table.

Shares of common stock that may be acquired by an individual or group within 60 days of March 31, 2015, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The percentage of ownership is based on 33,609,211 shares of common stock outstanding on March 31, 2015, adjusted as required by the rules promulgated by the SEC to determine beneficial ownership. Except as contemplated by the arrangements discussed in this proxy statement, Regado does not know of any arrangements, including any pledge by any person of securities of Regado, the operation of which may at a subsequent date result in a change of control of Regado. Unless otherwise noted, the address of each director and current and former executive officer of Regado is: c/o Regado Biosciences, Inc., 106 Allen Road, 4th Floor, Basking Ridge, New Jersey 07920. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
5% Stockholders
Biotechnology Value Fund, LP (1)(2) One Sansome Street 30th Floor San Francisco, CA 94104	1,685,150	4.7%
Biotechnology Value Fund II, LP (1)(3) One Sansome Street 30th Floor San Francisco, CA 94104	876,462	2.5%
MSI BVF SPV, LLC (4) c/o Magnitude Capital, LLC 601 Lexington Avenue 59th Floor New York, NY 10022	762,709	2.1%
Investment 10, LLC (1)(5) 900 North Michigan Avenue Suite 1100 Chicago, IL 60611	558,200	1.6%
Edmond de Rothschild Investment Partners (6) 47 rue du Faubourg Saint Honore 75008 Paris, France	2,407,271	6.8%
Entities affiliated with Domain Partners (7) One Palmer Square Princeton, NJ 08542	2,603,207	7.3%
RMI Investments, S.á.r.l. (8) 125047, bldg. 29/22 1st Brestskaya Street Moscow, Russian Federation	5,236,517	14.7%
Robert Kierlin 2001 Theurer Boulevard Winona, MN 55987	2,284,955	6.4%
Quaker Bioventures, L.P. (9) Cira Centre 2929 Arch Street Philadelphia, PA 19104-2868	1,311,189	3.7%
Stonepine Capital, L.P. (10) 475 Gate Five Road Suite 324 Sausalito, CA 94965	3,557,360	10.0%
Directors and Named Executive Officers
Michael Metzger (11)	593,735	1.8%
Dennis Podlesak (11)	583,073	1.7%
B. Jefferson Clark (12)	1,164,023	3.5%
Anton Gopka (11)	27,604	*
Pierre Legault (11)	59,820	*
Michael E. Mendelsohn (11)	56,820	*
P. Sherrill Neff (13)	1,338,793	4.0%
Jesse Treu (14)	2,630,811	7.8%
Andrew J. Fromkin (15)	46,750	*
R. Don Elsey (11)	125,000	*
All current directors and executive officers as a group (10 persons)	6,626,429	19.7%

*	Beneficial ownership representing less than 1%.
(1)	Beneficial ownership has been determined without giving effect to the limitation on beneficial ownership contained in the preferred stock. See the section entitled “Description of Capital Stock” in Regado’s Registration Statement on Form S-1, originally filed on April 3, 2014, and as amended (SEC File No. 333-195005) for a description of the preferred stock.
(2)

Consists of (i) 769,750 shares of common stock held by Biotechnology Value Fund, LP, or BVF, LP and (ii) 915,400 shares of common stock issuable upon conversion of shares of preferred stock held by BVF, LP without giving effect to the limitation on beneficial ownership contained in the preferred stock. BVF Partners LP is the General Partner of BVF, LP.

Mark Lampert is the President of BVF Inc., which is the General Partner of BVF Partners LP. BVF Partners LP, as the General Partner of BVF, LP; BVF Inc., as the general partner of BVF Partners LP; and Mr. Lampert, as director and officer of BVF Inc. share voting or investment control with respect to the securities directly held by BVF, LP. Each of BVF Inc., BVF Partners LP and Mr. Lampert disclaim beneficial ownership of the securities held by BVF, LP except to the extent of their pecuniary interest therein.
(3)	Consists of (i) 350,062 shares of common stock held by Biotechnology Value Fund II, LP, or BVFII, LP and (ii) 526,400 shares of common stock issuable upon conversion of shares of preferred stock held by BVFII, L.P. without giving effect to the limitation on beneficial ownership contained in the preferred stock. BVF Partners LP is the General Partner of BVFII, LP. Mark Lampert is the President of BVF Inc., which is the General Partner of BVF Partners LP. BVF Partners LP, as the General Partner of BVFII, LP, BVF Inc., as the general partner of BVF Partners LP and Mr. Lampert, as director and officer of BVF Inc. share voting or investment control with respect to the securities directly held by BVFII, LP. Each of BVF Inc., BVF Partners LP and Mr. Lampert disclaim beneficial ownership of the securities held by BVFII, LP except to the extent of their pecuniary interest therein.
(4)	Consists of 762,709 shares of common stock issuable held by MSI BVF SPV, LLC. BVF Partners LP is the investment advisor for MSI BVF SPV, LLC. Mark Lampert is the President of BVF Inc., which is the General Partner of BVF Partners LP. BVF Partners LP, as investment advisor for Investment 10; BVF Inc., as the general partner of BVF Partners LP; and Mr. Lampert, as director and officer of BVF Inc. share voting or investment control with respect to the securities directly held by MSI BVF SPV, LLC. Each of BVF Inc., BVF Partners LP and Mr. Lampert disclaim beneficial ownership of the securities held by MSI BVF SPV, LLC except to the extent of their pecuniary interest therein.
(5)	Consists of 558,200 shares of common stock issuable upon conversion of shares of preferred stock held by Investment 10, LLC without giving effect to the limitation on beneficial ownership contained in the preferred stock. BVF Partners LP is the investment advisor for Investment 10, LLC. Mark Lampert is the President of BVF Inc., which is the General Partner of BVF Partners LP. BVF Partners LP, as investment advisor for Investment 10; BVF Inc., as the general partner of BVF Partners LP; and Mr. Lampert, as director and officer of BVF Inc. share voting or investment control with respect to the securities directly held by Investment 10, LLC. Each of BVF Inc., BVF Partners LP and Mr. Lampert disclaim beneficial ownership of the securities held by Investment 10, LLC except to the extent of their pecuniary interest therein.
(6)	Consists of 2,407,271 shares of common stock held by BioDiscovery 3 FCPR. Edmond de Rothschild Investment Partners, or Rothschild, is the management company for BioDiscovery 3 FCPR. Pierre-Michel Passy is the president of Rothschild and has voting and investment power with respect to the securities held by BioDiscovery 3 FCPR. Raphael Wisniewski is an employee of Rothschild and a partner of BioDiscovery 3 FCPR. Each of Mr. Wisniewski and Mr. Passy disclaims beneficial ownership of the securities held by BioDiscovery 3 FCPR except to the extent of his pecuniary interest therein, if any.
(7)	Consists of 2,571,116 shares of common stock owned by Domain Partners VI, L.P, 14,920 shares of common stock owned by DP VI Associates, L.P. and 17,171 shares of common stock owned by Domain Associates, LLC. One Palmer Square Associates VI L.L.C, or One Palmer Square, is the general partner of Domain Partners VI and DP VI Associates. The managing members of One Palmer Square are James Blair, Kathleen Schoemaker, Jesse Treu, a member of our board of directors, Brian Dovey and Nicole Vitullo. Each of James Blair, Kathleen Schoemaker, Dr. Treu, Brian Dovey and Nicole Vitullo share voting and investment power with respect to the securities held by Domain Partners VI and DP VI Associates. The managing members of Domain Associates are James Blair, Kathleen Schoemaker, Dr. Treu, Dennis Podlesak, a member of our board of directors, Eckard Weber, M.D., Brian Dovey, Nicole Vitullo, Brian Halak, Kim Kamdar and Nimesh Shah. Each of James Blair, Kathleen Schoemaker, Dr. Treu, Dennis Podlesak, Dr. Weber, Brian Dovey, Nicole Vitullo, Brian Halak, Kim Kamdar and Nimesh Shah share voting and investment power with respect to the securities held by Domain Associates. Each of James Blair, Kathleen Schoemaker, Dr. Treu, Brian Dovey and Nicole Vitullo disclaims beneficial ownership of the securities held by Domain Partners VI and DP VI Associates except to the extent of his or her pecuniary interest therein, if any. Each of James Blair, Kathleen Schoemaker, Dr. Treu, Brian Dovey, Nicole Vitullo, Brian Halak, Kim Kamdar, Nimesh Shah , Dr.Weber and Dennis Podlesak disclaims beneficial ownership of the securities held by Domain Associates except to the extent of his or her pecuniary interest therein, if any.
(8)	Consists of 5,236,517 shares of common stock held by RMI Investments, S.a.r.l., or RMI. Rusnano MedInvest LLC, or RMI LLC, the parent company of RMI, and D-Pharma, management company for RMI LLC, may be deemed to beneficially own the shares of Common Stock. Vladimir Gurdus is Director of D-Pharma and may be deemed to beneficially own the shares of Common Stock. RMI LLC, D-Pharma, and Mr. Gurdus disclaim beneficial ownership of these securities, except to the extent of their respective pecuniary interest therein, and this report is not an admission that either RMI LLC, D-Pharma or Mr. Gurdus is the beneficial owner of such securities.
(9)

Consists of 1,294,021 shares of common stock held by Quaker BioVentures L.P., or Quaker BioVentures, and 17,168 shares of common stock underlying options exercisable on or before May 30, 2015, which Mr. Neff holds as nominee for Quaker Management. The shares directly held by Quaker BioVentures are indirectly held by Quaker BioVentures Capital, L.P., or Quaker Capital LP, as general partner of Quaker BioVentures and Quaker BioVentures Capital, LLC, or Quaker Capital LLC, as general partner of Quaker Capital LP. P. Sherrill Neff is a partner in Quaker Partners Management, L.P., or Quaker Management, and he, Richard Kollender, Ira Lubert and Adele Oliva are members of the investment committee of Quaker Management, which controls the voting and disposition of these shares. Each of Mr. Neff, Richard Kollender, Ira Lubert and Adele Oliva disclaims beneficial ownership of the securities held by Quaker BioVentures except to the extent of his pecuniary interest therein, if any. Mr. Neff disclaims beneficial ownership of the securities held by Quaker BioVentures and as nominee for Quaker Management except to the extent of his pecuniary interest therein, if any.
(10)	Consists of 3,557,360 shares of common stock held by Stonepine Capital, L.P. Stonepine Capital Management, LLC is the general partner and investment adviser of Stonepine Capital, L.P. Jon M. Plexico and Timothy P. Lynch are the control persons of Stonepine Capital Management, LLC. Stonepine Capital, L.P., Stonepine Capital Management, LLC, Jon M. Plexico and Timothy P. Lynch disclaim beneficial ownership of these securities, except to the extent of their pecuniary interest therein.
(11)	Represents shares of common stock underlying options exercisable on or before May 30, 2015.
(12)	Consists of (i) 27,604 shares of common stock underlying options exercisable on or before May 30, 2015, held by Mr. Clark, (ii) 397,147 shares of common securities beneficially owned by Aurora Ventures IV, L.L.C., (iii) 6,285 shares of common stock underlying options exercisable on or before May 30, 2015, owned by Aurora Ventures IV, L.L.C., (iv) 732,987 shares of common securities beneficially owned by Aurora Ventures V, L.L.C., and (v) 0 shares of common stock underlying options exercisable on or before May 30, 2015, owned by Aurora Ventures V, L.L.C. which Mr. Clark may be deemed to share voting and investment power. Mr. Clark disclaims beneficial ownership of the securities held by Aurora IV and Aurora V except to the extent of his pecuniary interest therein, if any.
(13)	Consists of (i) 1,294,021 shares of common securities beneficially owned by Quaker BioVentures as set forth in footnote 8, for which Mr. Neff may be deemed to share voting and investment power, (ii) 17,168 shares of common stock underlying options exercisable on or before May 30, 2015, which Mr. Neff holds as nominee for Quaker Management, and (iii) 27,604 shares of common stock underlying options exercisable on or before May 30, 2015, held by Mr. Neff. Mr. Neff disclaims beneficial ownership of the securities held by Quaker BioVentures, except to the extent of his pecuniary interest therein, if any.
(14)	Consists of 2,603,207 shares of common securities beneficially owned by Domain Partners VI, DP VI Associates and Domain Associates as set forth in footnote 6, for which Dr. Treu may be deemed to share voting and investment power, and 27,604 shares of common stock underlying options exercisable on or before May 30, 2015, held by Dr. Treu. Dr. Treu disclaims beneficial ownership of the securities held by Domain Partners VI, DP VI Associates and Domain Associates except to the extent of his pecuniary interest therein, if any.
(15)	Consists of 100 shares of common stock held by Mr. Fromkin, 50 shares of common stock held by Mr. Fromkin’s children and 46,750 shares of common stock underlying options exercisable on or before May 30, 2015, held by Mr. Fromkin.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 regarding shares of our common stock that may be issued under our existing 2013 equity compensation plan.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options and rights	Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding outstanding options and rights)
Equity compensation plans approved by security holders(1)	3,589,122	$4.56	191,222	(2)
Equity compensation plans not approved by security holders(3)	250,000	$6.36	100,000

(1)	Consists of the 2004 Plan, the 2013 Plan and the ESPP Plan.
(2)	Includes shares available for future issuance under the 2013 Plan and the 2013 ESPP Plan.
(3)	On June 11, 2014, our compensation committee adopted amendments to the 2013 Plan to provide for the issuance of up to 350,000 shares of the Company’s common stock as “inducement awards” in accordance with Rule 5635(c)(4) of the NASDAQ Listing Rules, which we refer to as the Inducement Award Subplan. The Inducement Award Subplan was adopted without stockholder approval in reliance on the exception for “inducement awards” provided by Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2013 Plan, as amended to include the Inducement Award Subplan, is attached hereto as Exhibit 10.5

Item 13. Certain Relationships, Related Transactions and Director Independence

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2013, to which we were a party or will be a party, in which:

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

Pursuant to the terms of a Termination Agreement entered into by the parties to the Series E Purchase Agreement, our obligation to sell additional shares of Series E Preferred Stock to the investors and the obligations of the investors to purchase additional shares of Series E Preferred Stock terminated immediately prior to the consummation of our initial public offering in August 2013.

2014 Private Placement and Exchange

Pursuant to the terms of the security purchase agreements dated as of January 31, 2014, we sold an aggregate of 4,000,000 shares of our common stock at a purchase price of $5.00 per share. The purchasers included Robert Kierlin, a holder of more than 5% of our capital stock. Mr. Kierlin purchased 400,000 shares of our common stock for an aggregate purchase price of $2.0 million. The purchasers also included Biotechnology Value Fund, LP, or BVF, LP, a holder of more than 5% of our capital stock. BVF, LP purchased 2,000,000 shares of our common stock for an aggregate purchase price of $10.0 million.

On March 21, 2014, we entered into an exchange agreement, or the Exchange Agreement, with Biotechnology Value Fund, LP, Biotechnology Value Fund II, LP and Investment 10, LLC, or the exchanging stockholders, pursuant to which we effected an exchange, or the exchange, of the 2,000,000 shares of our common stock purchased by the exchanging stockholders in the private placement described above, or the exchanged shares, for 10,000 shares of newly designated Series F Convertible Preferred Stock, or the preferred stock, with a stated value of $1,000 per share (each share of which is convertible into 200 shares of our common stock, subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting our common stock). In the Exchange Agreement, we agreed, subject to the consent of the holders of a majority of the shares of common stock purchased in the private placement, or the requisite holders, to register the conversion shares, in lieu of the exchanged shares. The requisite holders have consented thereto. The exchanging stockholders agreed to reimburse us for our expenses in effecting the exchange up to a total of $25,000.

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

Concurrently with the signing of the Tech Transfer Agreement, we also entered into a letter agreement with DRI pursuant to which we were obligated to pay DRI a make-whole payment up to a maximum amount of $1.2 million in the event that an independent appraiser’s valuation of certain patent applications assigned to DRI under the Tech Transfer Agreement was less than $1.2 million. The letter agreement provided that such payment would be refunded to us if DRI receives certain capital contribution credits with respect to such patent applications in connection with its investment in NovaMedica. DRI has advised us that the independent appraiser valued the assigned patent applications at more than $1.2 million. As a result, DRI is not entitled to any make-whole payment under the terms of the letter agreement. In addition, we have agreed to indemnify DRI against any claims brought by NovaMedica arising out of or resulting from any breach of specified representations and warranties which we made in the Tech Transfer Agreement up to a maximum amount of $1.2 million, less any payments made to DRI in connection with the valuation of the assigned intellectual property. Our indemnification obligation will expire two years following the first commercial sale of REG1 or our other product candidates in the Covered Territory or six years after the date of the letter agreement, if no such commercial sales have occurred.

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

We neither paid nor received monies pursuant to the Collaboration Agreement during 2014.

Merger with Tobira Therapeutics, Inc. and related Financing

On January 14, 2015, the Company and Tobira Therapeutics, Inc., or Tobira, entered into an Agreement and Plan of Merger and Reorganization, as amended on January 23, 2015, which we refer to as the Merger Agreement, pursuant to which Landmark Merger Sub Inc., a wholly owned subsidiary of the Company, will merge with and into Tobira, with Tobira surviving as a wholly owned subsidiary of the Company. We refer to such transaction as the Merger. Immediately following the effective time of the Merger, we anticipate that the securityholders of the Company as of immediately prior to the Merger will own approximately 32% of the combined company and the former Tobira securityholders will own approximately 68% of the combined company (determined before accounting for the financing transaction discussed below and assuming, among other matters, that Net Cash equals $38 million. The Merger has been approved by the boards of directors of both companies and is expected to close in the second quarter of 2015, subject to certain approvals of the stockholders of each company as well as other customary conditions.

On January 14, 2015, the Company and Tobira also entered into a financing commitment letter with certain stockholders of Tobira, including Domain Associates, Novo Ventures, Frazier Healthcare, Montreux Equity Partners and Canaan Partners, which we collectively refer to as the Investors, and intends to enter into a securities purchase agreement with the Investors, pursuant to which the Company will sell, and the Investors will buy, in a private placement, shares of our common stock immediately following the effective time of the Merger having an aggregate value of $22 million less the amount by which the Company Net Cash at closing exceeds $38 million. We refer to this transaction as Financing. The shares of our common stock sold in the Financing will be sold at a share price no less than a stipulated value equal to the quotient determined by dividing our Net Cash at closing by our fully diluted shares outstanding as of immediately prior to the effective time of the Merger (but excluding any securities that are out of the money). The Investors (or the third parties who are approved to fund in the Investors’ place), subject to certain conditions set forth in the Merger Agreement, invested $13 million in Tobira on March 6, 2015, which reduced the remaining maximum amount of the Financing to $9 million. In addition, the Company and Tobira may agree to increase the total amount raised in the Financing to up to $40 million. After giving effect to the $22 million Financing, following the closing of the Merger and the Financing, the current Tobira stockholders are expected to own approximately 57% of the aggregate number of shares of the Company’s common stock, the securityholders of the Company as of immediately prior to the Merger are expected to own approximately 27% of the aggregate number of shares of the Company’s common stock and the Investors (or the third parties who are approved to fund in the Investors’ place) are expected to own the remaining 16% of the aggregate number of shares of the Company’s common stock (assuming, in each case, the conversion of the Company’s preferred stock to common stock and that our Net Cash at closing is equal to $38 million). In the event the parties agree to increase the Financing to $40 million, and assuming the Financing is completed at the stipulated value contemplated by the financing commitment letter, the current Tobira stockholders would be expected to own approximately 51% of the aggregate number of shares of the Company’s common stock, the securityholders of the Company as of immediately prior to the Merger would be expected to own approximately 24% of the aggregate number of shares of the Company’s common stock and the Investors (or the third parties who are approved to fund in the Investors’ place) are expected to own the remaining 25% of the aggregate number of shares of the Company’s common stock (assuming, in each case, the conversion of the Company’s preferred stock to common stock and that our Net Cash at closing is equal to $38 million). Changes in the size of the Financing, the amount of our Net Cash at closing or increases in the share price at which our common stock is sold to third parties in the Financing could result in relative ownership percentages that are different than those described above. Additionally, given that the calculation of the price of the shares of our common stock in the Financing is tied to the exchange ratio in the Merger Agreement, the stipulated value of the shares sold in the Financing could be a discount to the market value of our common stock as reported on the NASDAQ Capital Market.

At the effective time of the Merger, the officers of the Company will include Laurent Fischer, M.D., the current chief executive officer of Tobira, Christopher Peetz, the current chief financial officer of Tobira, and the other current officers of Tobira. The resignations from Regado’s board of directors of each of B. Jefferson Clark, Anton Gopka, Michael E. Mendelsohn, P. Sherrill Neff, Jesse Treu and Michael Metzger will be effective as of the effective time of the Merger, and the directors designated by Tobira will be appointed to fill the vacancies created by those resignations. Following the Merger, the headquarters of the Company will be located at 701 Gateway Blvd, Suite 300, South San Francisco, CA 94080, Tobira’s current headquarters.

Prior to consummation of the Merger, Tobira intends to file an initial listing application with The NASDAQ Capital Market pursuant to NASDAQ “change of control” rules. After completion of the Merger, the Company will be renamed “Tobira Therapeutics, Inc.” and expects to trade on The NASDAQ Capital Market under the symbol “TBRA”.

In order to induce Tobira to enter into the Merger Agreement, officers, directors and certain stockholders of the Company are a party to a support agreement with Tobira pursuant to which, among other things, each of these stockholders agreed, solely in his, her or its capacity as a stockholder, to vote all of his shares of our common stock in favor of the issuance of our common stock in the Merger pursuant to the Merger and the Financing; the “Parent Charter Amendment” in accordance with Section 5.18 of the Merger Agreement; the approval of any proposal to adjourn or postpone the meeting to a later date if there are not sufficient votes for the issuance of our common stock in the Merger pursuant to the Merger and the Financing on the date on which such meeting is held; and any other matter necessary to consummate the transactions contemplated by the Merger Agreement that are considered and voted upon by our stockholders; and against any “Acquisition Proposal,” as defined in the Merger Agreement. These stockholders also granted Tobira an irrevocable proxy to their respective shares in accordance with the Support Agreements. These stockholders may vote their shares of our common stock on all other matters not referred to in such proxy.

As of January 14, 2015, the stockholders of the Company that are party to these support agreements owned an aggregate of 12,571,888 shares of our common stock and 4,445,416 outstanding options to purchase shares of our common stock. These stockholders include executive officers and directors of the Company, entities affiliated with such persons and entities owning more than 5% of the Company’s outstanding stock.

Under these support agreements, subject to certain exceptions, such stockholders also have agreed not to sell or transfer our common stock and securities held by them until the earlier of the termination of the Merger Agreement or the completion of the Merger. To the extent that any such sale or transfer is permitted pursuant to the exceptions included in the support agreement, each person to which any shares of our common stock or securities are so sold or transferred must agree in writing to be bound by the terms and provisions of the support agreement.

Interests of the Regado Directors and Executive Officers in the Merger

On January 10, 2015, our board amended the outstanding stock options held by members of our board of directors to: (i) extend the post-termination exercise period until the earliest of (x) two years form the date of such director’s termination of service; (y) the original stock option expiration date and (z) upon termination for cause, if applicable and as defined in the relevant documents governing the grant and (ii) provide for the immediate vesting and exercisability in full of such stock options upon a change in control of the Company.

As of January 31, 2015, all directors and executive officers of the Company beneficially owned approximately 18.3% of the shares of our common stock. The affirmative vote of holders of a majority of the shares of our common stock having voting power outstanding on the record date for the Special Meeting is required for approval of the Merger and related transactions and certain Regado officers and directors, and their affiliates, have also entered into support agreements in connection with the Merger.

As of January 31, 2015, Domain and its affiliates beneficially owned approximately 7.3% of the shares of our common stock prior to the Merger, and approximately 33.5% of the shares of Tobira’s capital stock prior to the Merger. In addition, Domain and its affiliates have, pursuant to the financing commitment letter, agreed to purchase shares having a value of approximately $4.6 million, or, approximately, 3.3% of the combined company on a post-Merger basis. Jesse Treu and Dennis Podlesak are members of our board and partners at Domain. Dr. Eckard Weber is a member of the Tobira board and is a partner at Domain. Dr. Treu and Mr. Podlesak were not present for certain discussions of our board involving its consideration of the potential merger with Tobira and were not present at the time our board voted in favor of the transaction contemplated by the Merger Agreement. We understand from Tobira that Dr. Weber was not present for certain discussions of the Tobira board involving its consideration of the potential merger and abstained from voting on the transactions contemplated by the Merger Agreement.

Dennis Podlesak, Pierre Legault and Andrew J. Fromkin are currently directors of the Company and shall continue as directors of the combined company after the effective time of the Merger, with Dennis Podlesak serving as the chairman of the board of the combined company.

Michael A. Metzger, currently the Chief Executive Officer, President and Chief Operating Officer of the Company and a member of its board of directors, is expected to resign from his positions as officer and director of the Company as of the effective time of the Merger. After the effective time of the Merger, it is expected that Mr. Metzger will continue to provide services to the combined company as a consultant and to advise the board of the combined company on matters related to strategy and business development. The specific terms of this consulting relationship are still being discussed.

Michael Mendelsohn, another current member of the Company’s board of directors, is expected to resign from his position as a director of the Company as of the effective time of the Merger. After the effective time of the Merger, Mr. Mendelsohn is expected to serve on the scientific advisory board of the combined company.

Merger Related Compensation of Named Executive Officers

The following table and the related footnotes present information about the compensation payable to our named executive officers. The compensation shown in the table below is intended to comply with Item 402(t) of Regulation S-K, which requires disclosure of information about compensation for each named executive officer that is based on or otherwise relates to the Merger. Michael Metzger is expected to resign for good reason effective as of the closing of the Merger. On January 3, 2015, R. Don Elsey notified Regado that he would resign as Regado’s Senior Vice President, Finance and Chief Financial Officer, effective February 6, 2015, and entered into a consulting agreement and separation agreement pursuant to which Mr. Elsey will continue to provide services to Regado and to act as Regado’s principal accounting and financial officer from February 6, 2015 through the earlier of May 31, 2015 or Regado’s consummation of the Merger, unless earlier terminated or extended. The cash and perquisites/benefits disclosure provided by this table is quantified assuming that (i) the Merger closed, and (ii) that Mr. Metzger will resign with good reason on January 31, 2015, the latest practicable date prior to the filing of this proxy statement. A portion of the cash amounts listed in the table that constitutes severance to Mr. Metzger would be payable in connection with the Merger only if such a termination of employment actually occurs. The equity disclosure provided in this table is quantified assuming that the Merger closed on January 31, 2015, the latest practicable date prior to the filing of this proxy statement.

The named executive officers are not entitled to any pension or non-qualified deferred compensation benefits enhancements, or any other form of compensation that is based on or otherwise related to the Merger.

Please note that the amounts indicated below are estimates based on many assumptions that may or may not actually occur (including assumptions described in this proxy statement) or may occur at times different than the time assumed. Some of these assumptions are based on information currently available and, as a result, the actual amounts, if any, to be received by the named executive officers may differ in material respects from the amounts set forth below. Regardless of the manner in which Mr. Metzger’s employment terminates, Mr. Metzger is entitled to receive amounts already earned and vested during his term of employment.

GOLDEN PARACHUTE COMPENSATION

Name (1)	Cash (2)	Equity (3)	Tax Reimbursement (4)	Total
Michael A. Metzger	$1,155,751	$155,467	$21,035	$1,332,253
R. Don Elsey	$50,000	$18,293	—	$68,293

(1)	David J. Mazzo and Steven L. Zelenkofske were named executive officers; however, they are not included in this Golden Parachute Compensation table because as of January 31, 2015, they are no longer employed by the Company, and they are not receiving any compensatory payments in connection with the Merger.
(2)	The amount in this column for Mr. Metzger represents (a) $675,000 in potential cash severance payments that Mr. Metzger may receive under his amended and restated employment agreement if Mr. Metzger resigns for good reason effective as of the closing of the Merger as is currently expected, (b) a $450,000 performance bonus that Mr. Metzger will receive following the closing of the Merger and (c) a cash payment that Mr. Metzger is currently expected to receive on the closing date of the Merger in lieu of his right to have his COBRA premiums paid for by the Company for 12 months, which is estimated to be around $30,751. The amount of Mr. Metzger’s severance represents payments equal to 100% of Mr. Metzger’s base salary in effect as of January 31, 2015, and 100% of Mr. Metzger’s target bonus for 2015. The amount of Mr. Metzger’s severance payments is quantified assuming that the Merger closed, and that Mr. Metzger resigned with good reason on January 31, 2015. Because Mr. Metzger will resign within 3 months following the Merger, Mr. Metzger’s severance payments are payable in a lump sum on the Company’s first ordinary payroll date no earlier than one week following the effective date of the release agreement that Mr. Metzger must enter into to receive his severance payments. Because Mr. Metzger will resign effective as of the closing of the Merger, Mr. Metzger’s performance bonus will be paid within 60 days following the consummation of the Merger, but no later than the 73rd day of the calendar year immediately following the calendar year in which the Merger is consummated. The amount in this column for Mr. Elsey represents $50,000 in cash, which will be paid upon successful completion of the Merger during the term of his consulting relationship.
(3)	These amounts represent the estimated intrinsic value of Mr. Metzger’s unvested stock options that will accelerate and vest upon the consummation of the Merger if Mr. Metzger resigns for good reason effective as of the closing of the Merger as is currently expected and the estimated intrinsic value of Mr. Elsey’s unvested January 2015 stock options that will accelerate and vest in connection with the Merger. “Intrinsic value” with respect to Mr. Metzger’s unvested stock options refers to the excess of the average closing market price of the Company’s common stock over the first 5 business days following January 14, 2015, the date of the first announcement of the Merger, over the aggregate exercise price of the Company’s stock options held by Mr. Metzger that were unvested as of January 31, 2015. “Intrinsic value” with respect to Mr. Elsey’s unvested 2015 stock options refers to the excess of the average closing market price of the Company’s common stock over the first 5 business days following January 14, 2015, the date of the first announcement of the Merger, over the exercise price of Mr. Elsey’s January 2015 stock options that were unvested as of January 31, 2015.
(4)	The amount in this column represents a tax gross-up payment to Mr. Metzger that is intended to cover the taxes that will be assessed on the cash payment in lieu of COBRA premiums that Mr. Metzger is currently expected to receive. The amount of the tax gross-up payment is estimated to be around $21,035 and such payment is expected to be made on the closing date of the Merger.

As a condition to receiving the severance benefits set forth in the table above, Mr. Metzger must enter into a separation agreement and execute a full waiver and release of all claims in the Company’s favor. Certain of these amounts may also be subject to required six-month delays under Section 409A of the Code.

On December 5, 2013, the Company and Michael Metzger entered into an Employment Agreement, which we refer to as the Prior Employment Agreement, upon his appointment as President and Chief Operating Officer. On December 3, 2014, the Company and Mr. Metzger entered into an Amended and Restated Employment Agreement effective as of October 9, 2014, which we refer to as the Amended Employment Agreement, upon Mr. Metzger’s appointment as Chief Executive Officer. The Amended Employment Agreement superseded and replaced the Prior Employment Agreement.

Pursuant to the terms of the Amended Employment Agreement, Mr. Metzger will be entitled to a one-time performance bonus equal to $450,000 for the 2015 calendar year in lieu of his annual target bonus amount for the 2015 calendar year subject to the consummation of the Merger. Because Mr. Metzger will resign effective as of the closing of the Merger, Mr. Metzger’s performance bonus will be paid within 60 days following the consummation of the Merger, but no later than the 73rd day of the calendar year immediately following the calendar year in which the Merger is consummated.

Under the terms of Mr. Metzger’s Amended Employment Agreement, in the event Mr. Metzger resigns for good reason effective as of the closing date of the Merger as is expected, Mr. Metzger will receive payments equal to the sum of twelve months of base salary ($450,000) and his target annual bonus ($225,000). In addition, under the terms of Mr. Metzger’s Amended Employment Agreement, because Mr. Metzger’s resignation for good reason will occur within three months following a change in control, Mr. Metzger’s severance will be paid in the form of a lump sum on the Company’s first ordinary payroll date no earlier than one week following the effective date of date of the release agreement that Mr. Metzger must enter into to receive his severance payments. Additionally, because Mr. Metzger’s resignation for good reason will occur within twelve months following a change in control, under the terms of Mr. Metzger’s Amended Employment Agreement, all of Mr. Metzger’s unvested stock options will vest and become immediately exercisable.

Under the terms of Mr. Metzger’s Amended Employment Agreement, Mr. Metzger’s expected resignation is for “good reason” because Mr. Metzger would cease to be the President and Chief Executive Officer of the Company and the most senior officer of the controlled group that includes the Company and there would be a material diminution in Mr. Metzger’s authority, duties and responsibilities if Mr. Metzger continued his employment with the Company following the consummation of the Merger.

Mr. Metzger’s Amended Employment Agreement contains a “modified cutback” provision, which provides that if any of the payments that Mr. Metzger receives in connection with the Merger constitutes a parachute payment under Section 280G of the Code, the parachute payments will be reduced so that the maximum amount of the payments after the reduction will be one dollar less than the amount that would cause the payments to be subject to the excise tax under Code Section 4999, provided that such payments will only be reduced to the extent that the after-tax value of the amounts received after such deduction would exceed the after-tax value of the amounts received without application of such reduction.

Under the terms of Michael Metzger’s Amended Employment Agreement, in the event Mr. Metzger resigns for good reason effective as of the closing date of the Merger as is expected, Mr. Metzger is entitled to have the full amount of his COBRA premiums paid for by the Company for twelve months.

Because the Company’s health plans are expected to terminate in connection with the Merger, the compensation committee of the board of directors of the Company have approved: (i) a cash payment to Mr. Metzger in an amount that represents the cost of Mr. Metzger’s COBRA premiums for 12 months under the Company’s healthcare plans, which is estimated to be around $30,751 and (ii) a tax gross-up cash payment to Mr. Metzger that is intended to cover the taxes that will be assessed on the payment that will be made in lieu of COBRA premiums, which is estimated to be around $21,035, with each such payment being made on the closing date of the Merger.

On December 31, 2014, the Company entered into a Separation and General Release Agreement with Christopher Rusconi, our then-Vice President of Discovery/Preclinical Development and Chief Scientific Officer whose last day of employment with the Company was December 31, 2014. Under the terms of Mr. Rusconi’s separation agreement, the Company is obligated to pay for the portion of Mr. Rusconi’s COBRA premiums equal to the amount the Company had previously paid towards Mr. Rusconi’s healthcare coverage prior to Mr. Rusconi’s termination of employment with the Company until the earliest to occur of: (i) December 31, 2015; (ii) the date Mr. Rusconi becomes eligible for group health insurance coverage through a new employer; or (iii) the date Mr. Rusconi ceases to be eligible for COBRA continuation coverage for any reason, including plan termination.

Because the Company’s health plans are expected to terminate in connection with the Merger, the compensation committee of the board of directors of the Company has approved (i) a cash payment to Mr. Rusconi in an amount that represents the cost of the COBRA premium payments that the Company would have paid toward Mr. Rusconi’s healthcare coverage following the closing of the Merger until December 31, 2015, assuming all other conditions for such payments were met, which is estimated to be around $21,263 and (ii) a tax gross-up cash payment to Mr. Rusconi that is intended to cover the taxes that will be assessed on the payment that will be made in lieu of COBRA premiums, which is estimated to be around $14,584, with each such payment being made on the closing date of the Merger.

On November 13, 2014, the Company entered into a Separation and General Release Agreement with David Mazzo, who resigned as our Chief Executive Officer effective as of October 9, 2014 and whose last day of employment with the Company was October 31, 2014. Under the terms of Dr. Mazzo’s Separation and General Release Agreement, Dr. Mazzo is entitled to severance payments over the 12 months following October 31, 2014. On September 23, 2014, the Company entered into a Separation and General Release Agreement with Christopher Courts, whose last day of employment as our President of Finance was October 31, 2014. Under the terms of Mr. Courts’ Separation and General Release Agreement, Mr. Courts is entitled to severance payments over the 12 months following October 31, 2014. In addition, under the terms of Mr. Rusconi’s Separation Agreement, Mr. Rusconi is entitled to severance payments over the 12 months following December 31, 2014. In connection with the Merger, the board of directors of the Company may approve the payment of the entire amount of any severance payments which are owed to each of Dr. Mazzo, Mr. Courts, and Mr. Rusconi as of the closing date of the Merger to the applicable individual in the form of a lump sum. Such payment will be made on the closing date of the Merger and following such payment, the other terms and conditions of the applicable individual’s Separation Agreement will continue to apply, including any restrictive covenants and release of claims against the Company. The acceleration of these severance payments will not affect the calculation of the Net Cash which already includes a reduction for these severance expenses.

Treatment of Stock Options

In connection with the Merger, the board of directors of the Company amended each outstanding stock option held by Michael Metzger to extend the post-termination exercise period of each such option until the earliest of 2 years from the date of termination, the original stock option expiration date, or upon termination for cause, as such term is defined in the applicable equity plan or stock option agreement.

On January 3, 2015, R. Don Elsey notified the Company that he would resign as our Senior Vice President, Finance and Chief Financial Officer, effective February 6, 2015. In connection with his resignation, the Company and Mr. Elsey have entered into a consulting agreement and separation agreement pursuant to which Mr. Elsey will continue to provide services to the Company and to act as our principal accounting and financial officer from February 6, 2015 through the earlier of May 31, 2015 or our consummation of the Merger, unless earlier terminated or extended. Pursuant to these agreements, subject to and upon successful completion of the Merger during the term of his consulting relationship, the Company has agreed to pay Mr. Elsey an additional $50,000 in cash. In addition, in connection with the Merger, the board of directors of Regado extended the post-termination exercise period of all vested stock options held by Mr. Elsey until the earliest of twelve months following the last day of his service as a consultant with the Company, the original stock option expiration date, or upon termination for cause, as such term is defined in the applicable equity plan or stock option agreement, and provided that all of Mr. Elsey’s unvested January 2015 stock options will vest and become immediately exercisable upon the consummation of the Merger. Additionally, the Company will permit Mr. Elsey to continue vesting under all stock options held by him during the time that he continues to provide services to the Company as a consultant under the consulting agreement. Under these agreements, Mr. Elsey will have released the Company, its stockholders, affiliates, officers, directors, employees, agents and others from any claims arising prior to the date that Mr. Elsey signed the applicable agreement.

In connection with the Merger, the board of directors of the Company amended each outstanding stock option held by Christopher Rusconi to extend the post-termination exercise period of each such option until the earliest of 2 years from the date of termination, the original stock option expiration date, or upon termination for cause, as such term is defined in the applicable equity plan or stock option agreement.

In connection with the Merger, the board of directors of the Company amended each outstanding stock option held by our non-employee directors to extend the post-termination exercise period of each such option until the earliest of 2 years from the date of termination, the original stock option expiration date, or upon termination for cause, if applicable, as such term is defined in the applicable equity plan or stock option agreement, and provided for immediate vesting and exercisability in full of each such option upon the consummation of the Merger.

Director Compensation Arrangements and Other Interests

The following table presents information about the compensation payable to our non-employee directors in connection with the Merger. The amounts listed in the table below represent the estimated intrinsic value of the unvested stock options held by the non-employee directors that will accelerate and vest in connection with the Merger. “Intrinsic value” with respect to such stock options refers to the excess of the average closing market price of our common stock over the first 5 business days following January 14, 2015, the date of the first announcement of the Merger, over the aggregate exercise price of the stock options held by the non-employee director that were unvested as of January 31, 2015.

Name	Value of Accelerated Stock Options
Dennis Podlesak (chairman of the board)	$31,359
B. Jefferson Clark	$31,359
Andrew Fromkin	$31,359
Anton Gopka	$31,359
Pierre Legault	$31,359
Michael E. Mendelsohn	$31,359
P. Sherrill Neff	$31,359
Jesse Treu, Ph.D.	$31,359

Indemnification of the Regado Officers and Directors

The Merger Agreement provides that, for a period of six years following the effective time of the Merger, the surviving company will fulfill and honor in all respects the obligations of the Company and Tobira which existed prior to the date of the Merger Agreement to indemnify the Company’s and Tobira’s present and former directors and officers and their heirs, executors and assigns. We have entered into indemnification agreements with each of our current directors and executive officers which require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

The Merger Agreement provides that, for a period of six years following the effective time of the Merger, the provisions relating to the indemnification and elimination of liability for monetary damages set forth in the certificates of incorporation and by-laws of the Company and Tobira will not be amended, repealed or otherwise modified in any manner that would adversely affect the rights thereunder of individuals who, at the effective time, were directors, officers, employees or agents of the Company or Tobira, unless such modification is required by law.

The Merger Agreement also provides that, for a period of six years following the effective time of the Merger, the Company will maintain either a directors’ and officers’ liability insurance policy or a “tail” policy covering existing directors and officers of the Company. In addition, the Merger Agreement provides that the Company shall secure a “tail” policy on Tobira’s existing directors’ and officers’ liability insurance policy for a period of six years following the effective time of the Merger for Tobira’s existing directors and officers.

Director Independence

Refer to Part III, Item 10, Directors, Executive Officers and Corporate Governance, herein, for discussion regarding director independence.

Item 14. Principal Accounting Fees and Services

Principal Accountant Fees and Services

The following table summarizes the fees for professional services rendered by Grant Thornton LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2014	2013
	(In thousands)
Audit fees	$287	$343
Audit-related fees	21	—
Tax fees	30	13
All other fees	—	—
Total fees	$338	$356

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

Audit-related Fees

Represents fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the heading “Audit Fees” above. No audit-related fees were billed in 2013 and $21 thousand of such fees were billed in 2014.

Tax Fees

Tax fees are associated with tax compliance and tax planning related activities.

All Other Fees

All other fees are fees for products and services other than the services described above. No other fees were billed in 2013 or 2014.

Pre-Approval Policies and Procedures

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A or as part of the registrant’s Annual Report on Form 10-K filed with the SEC on February 12, 2015 (the “Form 10-K”)

(1) Financial Statements

See Index to Consolidated Financial Statements in Item 8 of the Form 10-K

(2) Financial Statement Schedules

Financial statement schedules have been omitted in this report because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes thereto.

(3) Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this report.

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 14, 2015, by and among Regado Biosciences, Inc., Tobira Therapeutics, Inc., Landmark Merger Sub Inc. and Brent Ahrens, as the Tobira stockholders’ Agent (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of January 23, 2015, by and among Regado Biosciences, Inc., Landmark Merger Sub, Inc., Tobira Therapeutics, Inc. and Brent Ahrens as the Company Stockholders’ Agent (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the registrant on January 23, 2015.)

3.1	Sixth Amended and Restated Certificate of Incorporation of Regado Biosciences, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the registrant on September 3, 2013.)

3.2	Amended and Restated Bylaws of Regado Biosciences, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the registrant on September 3, 2013.)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock, dated March 21, 2014 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the registrant on March 21, 2014 (File No. 001-35953)).

4.1	Specimen Common Stock certificate of Regado Biosciences, Inc. (Incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

4.2	Stock Purchase Warrant dated as of November 19, 2004 to University Medical Discoveries, Inc. (Incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

4.3	Form of Series A Warrant. (Incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

4.4	Stock Purchase Warrant, dated May 10, 2013, issued to Comerica Bank. (Incorporated by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.1†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.2†	Regado Biosciences, Inc. 2004 Equity Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.3†	Form of Incentive Stock Option Agreement pursuant to Regado Biosciences, Inc. 2004 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.4†	Form of Nonqualified Stock Option Agreement pursuant to Regado Biosciences, Inc. 2004 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.5†	Regado Biosciences, Inc. 2013 Equity Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on June 17, 2014 (File No. 001-35953)).

10.6†	Form of Director Nonqualified Stock Option Agreement pursuant to Regado Biosciences, Inc. 2013 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.7†	Form of Employee, Officer and Consultant Nonqualified Stock Option Agreement pursuant to Regado Biosciences, Inc. 2013 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.8†	Form of Restricted Stock Agreement pursuant to Regado Biosciences, Inc. 2013 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.9†	Regado Biosciences, Inc. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.10	Series D Preferred Stock Purchase Agreement, dated as of December 17, 2009, by and among Regado Biosciences, Inc. and the purchasers named therein. (Incorporated by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.11	Amendment No. 1 dated as of May 25, 2011 to Series D Preferred Stock Purchase Agreement by and among Regado Biosciences, Inc. and the investors named therein. (Incorporated by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.12	Loan and Security Agreement, dated as of May 25, 2011, by and among MidCap Financial SBIC, LP, as administrative agent, the Lenders named therein and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.13	First Amendment dated as of August 1, 2011 to the Loan and Security Agreement by and among MidCap Financial SBIC, LP, as administrative agent, the Lenders named therein and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.28 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.14	Second Amendment dated as of September 30, 2011 to the Loan and Security Agreement by and among MidCap Financial SBIC, LP, as administrative agent, the Lenders named therein and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.29 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.15	Third Amendment dated as of May 3, 2012 to the Loan and Security Agreement by and among MidCap Financial SBIC, LP, as administrative agent, the Lenders named therein and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.16	Convertible Note Purchase Agreement by and among Regado Biosciences, Inc., dated as of May 3, 2012, and the purchasers named therein. (Incorporated by reference to Exhibit 10.31 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.17	Form of 8% Unsecured Convertible Note. (Incorporated by reference to Exhibit 10.32 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.18	Series E Preferred Stock Purchase Agreement, dated as of December 18, 2012, by and among Regado Biosciences, Inc. and the purchasers named therein. (Incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.19	Technology Transfer Agreement, dated as of December 18, 2012, by and between Regado Biosciences, Inc. and Domain Russian Investments Limited. (Incorporated by reference to Exhibit 10.34 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.20	Assignment and Assumption Agreement, dated December 18, 2012, by and among Domain Russia Investments Limited, Regado Biosciences, Inc. and NovaMedica LLC. (Incorporated by reference to Exhibit 10.35 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.21	Letter Agreement, dated as of December 18, 2012, by and between Regado Biosciences, Inc. and Domain Russian Investments Limited. (Incorporated by reference to Exhibit 10.36 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.22	License Agreement, dated as of October 3, 2003, by and between Archemix Corp. and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.37 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.23	License Agreement, dated as of November 18, 2004, by and between Duke University and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.38 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.24	First Amendment, dated as of July 13, 2005, to License Agreement by and between Duke University and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.39 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.25	License, Manufacturing and Supply Agreement, dated as of December 22, 2006, by and between Nektar Therapeutics AL, Corporation and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.40 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.26	Waiver of Certain Conditions to Closing of Second Tranche of the Initial Closing and Agreement to Revised Conditions, dated as of March 22, 2013, by and between Regado Biosciences, Inc. and RMI Investments, S.á.r.l. (Incorporated by reference to Exhibit 10.41 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.27	Waiver of Certain Conditions to Closing of Second Tranche of the Initial Closing and Agreement to Revised Conditions, dated as of March 22, 2013, by and among Regado Biosciences, Inc. and the investors named therein. (Incorporated by reference to Exhibit 10.42 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.28	Supply and Service Agreement, dated July 13, 2006, by and between Regado Biosciences, Inc. and Agilent Technologies, Inc. (Incorporated by reference to Exhibit 10.43 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.29	Amendment to Supply and Service Agreement, dated July 22, 2011, by and between Regado Biosciences, Inc. and Agilent Technologies, Inc. (Incorporated by reference to Exhibit 10.44 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.30	Clinical Supply Agreement, dated March 28, 2012, by and between Regado Biosciences, Inc. and Althea Technologies, Inc. (Incorporated by reference to Exhibit 10.45 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.31	Loan and Security Agreement, dated as of May 10, 2013, by and between Regado Biosciences, Inc. and Comerica Bank. (Incorporated by reference to Exhibit 10.46 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.32	Clinical Development and Collaboration Agreement, dated May 14, 2013, by and between NovaMedica, LLC and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.47 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.33	Termination Agreement, dated May 16, 2013, by and among Regado Biosciences, Inc. and the investors party to the Series E Purchase Agreement. (Incorporated by reference to Exhibit 10.48 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.34	Office Lease Agreement, dated May 1, 2013, by and between Keystone 430 TT, LLC and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.49 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.35	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on January 31, 2014.)

10.36	Exchange Agreement, dated March 21, 2014, by and between Regado Biosciences, Inc. and the common stockholders listed in Schedule 1 thereto (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on March 21, 2014).

10.37	Employment Agreement by and between Regado Biosciences, Inc. and R. Don Elsey, dated April 25, 2014 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on May 1, 2014).

10.38	Office Lease by and between Regado Biosciences, Inc. and 106 Allen Road, LLC, dated April 30, 2014 (Incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by the registrant on May 5, 2014).

10.39	Amended and Restated Employment Agreement by and between Regado Biosciences, Inc. and Michael A. Metzger, dated December 3, 2014. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on December 5, 2014).

10.40	Separation Agreement by and between Regado Biosciences, Inc. and R. Don Elsey, dated February 6, 2015. (Incorporated herein by reference to Exhibit 10.40 of the Registrant’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 12, 2015).

10.41	Form of Parent Support Agreement, by and between Tobira Therapeutics and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

10.42	Form of Company Support Agreement, by and between Regado Biosciences, Inc. and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

10.43	Form of Lock-Up Agreement, dated as of January 14, 2015, by and among Regado Biosciences, Inc. and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

10.44	Equity Commitment Letter, dated as of January 14, 2015, by and among Regado Biosciences, Inc. and the parties named therein (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

21.1	List of Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 in the Registrant’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 12, 2015)

23.1	Consent of Grant Thornton LLP (incorporated herein by reference to Exhibit 23.1 in the Registrant’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 12, 2015)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 in the Registrant’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 12, 2015).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 in the Registrant’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 12, 2015).

31.3*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in the Registrant’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 12, 2015).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.2 in the Registrant’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 12, 2015).

101**	The following materials from the Registrant’s Annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements (incorporated by reference to Exhibit 101 in the Registrant’s Annual Report on Form 10-K (File No. 001-33500), as filed with the SEC on February 12, 2015).

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
#	The Registrant has received confidential treatment for certain portions of this exhibit.
†	Denotes management compensation plan or contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGADO BIOSCIENCES, INC.

Date	By:	/s/ Michael A. Metzger
April 30, 2015		Michael A. Metzger
Chief Executive Officer

Date	By:	/s/ R. Don Elsey
April 30, 2015		R. Don Elsey
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 14, 2015, by and among Regado Biosciences, Inc., Tobira Therapeutics, Inc., Landmark Merger Sub Inc. and Brent Ahrens, as the Tobira stockholders’ Agent (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of January 23, 2015, by and among Regado Biosciences, Inc., Landmark Merger Sub, Inc., Tobira Therapeutics, Inc. and Brent Ahrens as the Company Stockholders’ Agent (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the registrant on January 23, 2015.)

3.1	Sixth Amended and Restated Certificate of Incorporation of Regado Biosciences, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the registrant on September 3, 2013.)

3.2	Amended and Restated Bylaws of Regado Biosciences, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the registrant on September 3, 2013.)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock, dated March 21, 2014 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the registrant on March 21, 2014).

4.1	Specimen Common Stock certificate of Regado Biosciences, Inc. (Incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

4.2	Stock Purchase Warrant dated as of November 19, 2004 to University Medical Discoveries, Inc. (Incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

4.3	Form of Series A Warrant. (Incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

4.4	Stock Purchase Warrant, dated May 10, 2013, issued to Comerica Bank. (Incorporated by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.1†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.2†	Regado Biosciences, Inc. 2004 Equity Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.3†	Form of Incentive Stock Option Agreement pursuant to Regado Biosciences, Inc. 2004 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.4†	Form of Nonqualified Stock Option Agreement pursuant to Regado Biosciences, Inc. 2004 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.5†	Regado Biosciences, Inc. 2013 Equity Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on June 17, 2014 (File No. 001-35953)).

10.6†	Form of Director Nonqualified Stock Option Agreement pursuant to Regado Biosciences, Inc. 2013 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.7†	Form of Employee, Officer and Consultant Nonqualified Stock Option Agreement pursuant to Regado Biosciences, Inc. 2013 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.8†	Form of Restricted Stock Agreement pursuant to Regado Biosciences, Inc. 2013 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.9†	Regado Biosciences, Inc. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.10	Series D Preferred Stock Purchase Agreement, dated as of December 17, 2009, by and among Regado Biosciences, Inc. and the purchasers named therein. (Incorporated by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.11	Amendment No. 1 dated as of May 25, 2011 to Series D Preferred Stock Purchase Agreement by and among Regado Biosciences, Inc. and the investors named therein. (Incorporated by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.12	Loan and Security Agreement, dated as of May 25, 2011, by and among MidCap Financial SBIC, LP, as administrative agent, the Lenders named therein and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.13	First Amendment dated as of August 1, 2011 to the Loan and Security Agreement by and among MidCap Financial SBIC, LP, as administrative agent, the Lenders named therein and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.28 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.14	Second Amendment dated as of September 30, 2011 to the Loan and Security Agreement by and among MidCap Financial SBIC, LP, as administrative agent, the Lenders named therein and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.29 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.15	Third Amendment dated as of May 3, 2012 to the Loan and Security Agreement by and among MidCap Financial SBIC, LP, as administrative agent, the Lenders named therein and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.16	Convertible Note Purchase Agreement by and among Regado Biosciences, Inc., dated as of May 3, 2012, and the purchasers named therein. (Incorporated by reference to Exhibit 10.31 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.17	Form of 8% Unsecured Convertible Note. (Incorporated by reference to Exhibit 10.32 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.18	Series E Preferred Stock Purchase Agreement, dated as of December 18, 2012, by and among Regado Biosciences, Inc. and the purchasers named therein. (Incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.19	Technology Transfer Agreement, dated as of December 18, 2012, by and between Regado Biosciences, Inc. and Domain Russian Investments Limited. (Incorporated by reference to Exhibit 10.34 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.20	Assignment and Assumption Agreement, dated December 18, 2012, by and among Domain Russia Investments Limited, Regado Biosciences, Inc. and NovaMedica LLC. (Incorporated by reference to Exhibit 10.35 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.21	Letter Agreement, dated as of December 18, 2012, by and between Regado Biosciences, Inc. and Domain Russian Investments Limited. (Incorporated by reference to Exhibit 10.36 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.22	License Agreement, dated as of October 3, 2003, by and between Archemix Corp. and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.37 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.23	License Agreement, dated as of November 18, 2004, by and between Duke University and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.38 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.24	First Amendment, dated as of July 13, 2005, to License Agreement by and between Duke University and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.39 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.25	License, Manufacturing and Supply Agreement, dated as of December 22, 2006, by and between Nektar Therapeutics AL, Corporation and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.40 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.26	Waiver of Certain Conditions to Closing of Second Tranche of the Initial Closing and Agreement to Revised Conditions, dated as of March 22, 2013, by and between Regado Biosciences, Inc. and RMI Investments, S.á.r.l. (Incorporated by reference to Exhibit 10.41 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.27	Waiver of Certain Conditions to Closing of Second Tranche of the Initial Closing and Agreement to Revised Conditions, dated as of March 22, 2013, by and among Regado Biosciences, Inc. and the investors named therein. (Incorporated by reference to Exhibit 10.42 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.28	Supply and Service Agreement, dated July 13, 2006, by and between Regado Biosciences, Inc. and Agilent Technologies, Inc. (Incorporated by reference to Exhibit 10.43 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.29	Amendment to Supply and Service Agreement, dated July 22, 2011, by and between Regado Biosciences, Inc. and Agilent Technologies, Inc. (Incorporated by reference to Exhibit 10.44 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.30	Clinical Supply Agreement, dated March 28, 2012, by and between Regado Biosciences, Inc. and Althea Technologies, Inc. (Incorporated by reference to Exhibit 10.45 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.31	Loan and Security Agreement, dated as of May 10, 2013, by and between Regado Biosciences, Inc. and Comerica Bank. (Incorporated by reference to Exhibit 10.46 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.32	Clinical Development and Collaboration Agreement, dated May 14, 2013, by and between NovaMedica, LLC and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.47 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.33	Termination Agreement, dated May 16, 2013, by and among Regado Biosciences, Inc. and the investors party to the Series E Purchase Agreement. (Incorporated by reference to Exhibit 10.48 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.34	Office Lease Agreement, dated May 1, 2013, by and between Keystone 430 TT, LLC and Regado Biosciences, Inc. (Incorporated by reference to Exhibit 10.49 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-188209)).

10.35	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on January 31, 2014.)

10.36	Exchange Agreement, dated March 21, 2014, by and between Regado Biosciences, Inc. and the common stockholders listed in Schedule 1 thereto (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on March 21, 2014).

10.37	Employment Agreement by and between Regado Biosciences, Inc. and R. Don Elsey, dated April 25, 2014 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on May 1, 2014).

10.38	Office Lease by and between Regado Biosciences, Inc. and 106 Allen Road, LLC, dated April 30, 2014 (Incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by the registrant on May 5, 2014).

10.39	Amended and Restated Employment Agreement by and between Regado Biosciences, Inc. and Michael A. Metzger, dated December 3, 2014. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on December 5, 2014).

10.40	Separation Agreement by and between Regado Biosciences, Inc. and R. Don Elsey, dated February 6, 2015. (Incorporated herein by reference to Exhibit 10.40 of the Registrant’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 12, 2015).

10.41	Form of Parent Support Agreement, by and between Tobira Therapeutics and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

10.42	Form of Company Support Agreement, by and between Regado Biosciences, Inc. and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

10.43	Form of Lock-Up Agreement, dated as of January 14, 2015, by and among Regado Biosciences, Inc. and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

10.44	Equity Commitment Letter, dated as of January 14, 2015, by and among Regado Biosciences, Inc. and the parties named therein (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by the registrant on January 15, 2015.)

21.1	List of Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 in the Registrant’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 12, 2015)

23.1	Consent of Grant Thornton LLP (incorporated herein by reference to Exhibit 23.1 in the Registrant’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 12, 2015)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 in the Registrant’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 12, 2015).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 in the Registrant’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 12, 2015).

31.3*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in the Registrant’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 12, 2015).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.2 in the Registrant’s annual report on Form 10-K (File No. 001-33500), as filed with the SEC on February 12, 2015).

101**	The following materials from the Registrant’s Annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements (incorporated by reference to Exhibit 101 in the Registrant’s Annual Report on Form 10-K (File No. 001-33500), as filed with the SEC on February 12, 2015).

*	Filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
#	The Registrant has received confidential treatment for certain portions of this exhibit.
†	Denotes management compensation plan or contract.