Form 10-Q
period 2015-09-30
Tobira Therapeutics, Inc.
filed 2015-11-10
CIK 1311596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, there were 18,809,993 shares of the Registrant’s common stock outstanding.

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

TOBIRA THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TOBIRA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$68,624	$6,178
Prepaid expenses and other current assets	886	1,013
Total current assets	69,510	7,191
Property and equipment, net	416	474
Restricted cash	334	334
Other assets	1,560	347
Total assets	$71,820	$8,346
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,283	$1,887
Accrued expenses and other liabilities	3,898	6,503
Capital lease obligations	23	21
Deferred rent	53	57
Convertible notes, related party	—	29,770
Total current liabilities	5,257	38,238
Capital lease obligations	23	40
Deferred rent	194	219
Term loan	15,013	14,789
Preferred stock warrant liabilities	—	2,460
Total liabilities	20,487	55,746
Commitments and contingencies (Note 11)
Convertible preferred stock	—	61,982
Stockholders’ equity (deficit):
Preferred stock, par value $0.001; 1,000,000 and no shares authorized at September 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.001; 500,000,000 shares authorized and 18,809,993 shares issued and outstanding at September 30, 2015; common stock, par value $0.0001; 8,456,867 shares authorized and 403,539 shares issued and outstanding at December 31, 2014	19	—
Additional paid-in capital	205,304	4,378
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(153,990)	(113,760)
Total stockholders’ equity (deficit)	51,333	(109,382)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$71,820	$8,346

See accompanying notes to unaudited condensed financial statements.

TOBIRA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses
Research and development	$6,092	$3,511	$18,379	$8,274
General and administrative	2,826	12	8,097	2,754
Impairment of intangible assets	17,315	—	17,315	—
Total operating expenses	26,233	3,523	43,791	11,028
Loss from operations	(26,233)	(3,523)	(43,791)	(11,028)
Other income (expense), net
Interest expense	(335)	(1,514)	(2,770)	(3,795)
Change in fair value of preferred stock warrant liabilities	—	2,097	1,939	1,408
Loss before income tax benefit (expense)	(26,568)	(2,940)	(44,622)	(13,415)
Income tax benefit (expense)	4,357	—	4,392	(271)
Net loss and comprehensive loss	$(22,211)	$(2,940)	$(40,230)	$(13,686)
Net loss per share, basic and diluted	$(1.22)	$(7.29)	$(4.05)	$(33.91)
Weighted-average common shares outstanding, basic and diluted	18,184,146	403,539	9,929,260	403,539

See accompanying notes to unaudited condensed financial statements.

TOBIRA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(40,230)	$(13,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89	21
Stock-based compensation	1,474	528
Loss on disposal of assets	—	3
Amortization of debt discount	422	834
Change in fair value of preferred stock warrant liabilities	(1,939)	(1,408)
Noncash interest expense on convertible notes	1,068	1,740
Amortization of beneficial conversion feature	429	895
Amortization of debt issuance costs	66	14
Deferred income taxes	(4,392)	—
Impairment of intangible assets	17,315	—
Change in assets and liabilities:
Prepaid expenses and other assets	302	(761)
Restricted cash	—	(334)
Accounts payable and accrued expenses	232	1,428
Deferred rent	(33)	26
Net cash used in operating activities	(25,197)	(10,700)
Investing activities
Cash received from merger transaction	33,232	—
Purchase of property and equipment	(31)	(130)
Net cash provided by (used in) investing activities	33,201	(130)
Financing activities
Proceeds from issuance of common stock, net	41,504	—
Proceeds from borrowings — term loans, net	—	14,822
Proceeds from convertible notes, net	12,954	7,984
Payments on term loan	—	(1,833)
Payments on capital lease obligations	(16)	—
Costs paid in connection with preparations for initial public offering	—	(2,423)
Net cash provided by financing activities	54,442	18,550
Net increase in cash and cash equivalents	62,446	7,720
Cash and cash equivalents at beginning of period	6,178	4,088
Cash and cash equivalents at end of period	$68,624	$11,808
Supplemental disclosure of cash flow information
Cash paid for interest	$786	$223
Noncash activities:
Conversion of promissory notes and interest to common stock	$48,221	$—
Conversion of Series A and B preferred stock to common stock	$61,982	$—
Conversion of Series F preferred stock to common stock	$24,832	$—
Financing costs in accounts payable and accrued expenses	$130	$—
Beneficial conversion feature related to promissory notes	$396	$—
Reclassification of preferred stock warrant liability to additional paid-in capital	$521	$—
Issuance of common stock to financial advisors — Merger transaction	$852	$—
Issuance of warrants — term loan and convertible notes, related party	$—	$868
Reclassification of stock award liability from equity upon modification	$—	$399
Accrued deferred initial public offering costs	$—	$1,147
Landlord paid leasehold improvements	$—	$259
Equipment purchased under capital lease	$—	$70
Accrued debt issuance costs	$—	$25
Fair value of assets acquired and liabilities assumed in the Merger:
Fair value of assets acquired	$18,723	$—
Fair value of liabilities assumed	(5,832)	—
Fair value of net assets acquired in the Merger	$12,891	$—

See accompanying notes to unaudited condensed financial statements.

TOBIRA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Tobira Therapeutics, Inc., or Tobira or the Company, is a clinical-stage biopharmaceutical company focused on the development and commercialization of therapeutics to treat NASH, or nonalcoholic steatohepatitis, which is a form of liver disease affecting 3-5% of the U.S. population and is becoming the leading cause of liver transplant. The Company’s lead product candidate, cenicriviroc, or CVC, is a proprietary immunomodulator that can potentially be used to treat a number of disease states with high unmet medical need such as NASH, fibrosis, inflammation and human immunodeficiency virus, or HIV. CVC is a once-daily pill with well-established safety and tolerability in approximately 600 subjects dosed in completed Phase 1 and Phase 2 trials, including a pharmacokinetics, or PK, and safety study in subjects with liver cirrhosis and 115 HIV infected subjects on treatment for up to 48 weeks.

Tobira is developing CVC for NASH, for which the Company recently completed enrollment of a Phase 2b clinical trial of CVC in 289 subjects with confirmed NASH and liver fibrosis entitled CENTAUR. The Company expects to announce CENTAUR primary endpoint results in the third quarter of 2016 and the study design incorporates surrogate endpoints that may form the basis for demonstrating efficacy required for accelerated approval. The U.S. Food and Drug Administration, or the FDA, Accelerated Approval Program allows for earlier approval of drugs that treat serious conditions and fill an unmet medical need based on a surrogate endpoint. CVC has been granted Fast Track designation by the FDA for the treatment of NASH in patients with liver fibrosis. Tobira is developing CVC both as a standalone, as well as a cornerstone for combination therapies for NASH and fibrosis and expects to present initial clinical combination data in 2015.

Reverse Merger

On May 4, 2015, Regado Biosciences, Inc., or Regado, completed its business combination with Private Tobira in accordance with the terms of an Agreement and Plan of Merger and Reorganization, dated as of January 14, 2015, as amended on January 23, 2015, or the Merger Agreement. Pursuant to the Merger Agreement, a newly formed wholly-owned subsidiary was established that merged with and into Private Tobira, with Private Tobira surviving the merger and becoming a wholly-owned subsidiary of Regado, or the Merger. In connection with the Merger, the name of Private Tobira was changed to Tobira Development, Inc., or Tobira Development. In connection with, and immediately prior to, the completion of the Merger, Regado filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a one for nine reverse stock split of Regado’s common stock. In connection with and immediately following the consummation of the Merger, Regado filed an amendment to the amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to change its name to Tobira Therapeutics, Inc. On June 29, 2015, a Certificate of Ownership and Merger was filed with the Secretary of State of the State of Delaware to effect the merger of Tobira Development with and into Tobira Therapeutics, Inc. As a result, Tobira Therapeutics, Inc. is the sole entity.

The Company, or Tobira, as used in the accompanying notes to the condensed financial statements, refers to Private Tobira prior to the completion of the Merger and Public Tobira subsequent to the completion of the Merger.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X set forth by the Securities and Exchange Commission, or the SEC, for interim reporting.  As permitted under these rules, certain footnotes or other financial information normally required by GAAP may be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments including normal and recurring adjustments which the Company considers necessary for the fair presentation of financial information. The results of operations and comprehensive loss for the three and nine months ended September 30, 2015 are not necessarily indicative of expected results for the full fiscal year or any other period. The condensed balance sheet as of December 31, 2014 has been derived from audited financial statements but does not include all information required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2014 included in the Current Report, as amended, on Form 8-K/A filed on June 2, 2015. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three and nine months ended September 30, 2015, except as described below.

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

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to an initial public offering, are capitalized and offset against initial public offering proceeds upon the consummation of an offering. In the event an offering is terminated, deferred offering costs are expensed. The Company capitalized deferred offering costs related to a planned initial public offering as of September 30, 2014 that were subsequently expensed as of December 31, 2014 upon its termination.

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

As a result of the Merger, historical common stock, stock options and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of the Company including the effect of the exchange ratio of 1.4302 and the Company’s common stock par value of $0.001 per share.

In-Process Research and Development

In-process research and development, or IPR&D, represents the fair value assigned to research and development assets that were not fully developed as of the completion of the Merger. IPR&D acquired in a business combination is capitalized on the Company’s balance sheet at its acquisition-date fair value. Until the project is completed, the asset is accounted for as an indefinite-lived intangible asset subject to impairment testing. Upon completion of a project, the carrying value of the related IPR&D is reclassified to intangible assets and is amortized over the estimated useful life of the asset. The Company evaluates the potential impairment of intangible assets if events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.

IPR&D consists of intellectual property related to Regado’s aptamer platform and is valued based on the estimated net present value of future cash flows expected to be generated from commercialization. Through September 30, 2015, the Company engaged in discussions with several third parties to divest or license the aptamer platform but was unsuccessful in securing an agreement. The Company’s board of directors agreed to discontinue investment in developing the intellectual property. As a result of this indicator of impairment, as of September 30, 2015, management calculated and compared the fair value of the IPR&D to the carrying value to assess the recoverability of the asset. As of September 30, 2015, the Company recorded an impairment of the IPR&D of $12.2 million which is included under the caption “Impairment of intangible assets” in the accompanying Condensed Statements of Operations and Comprehensive Loss.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting. Goodwill is not amortized but is evaluated for impairment during the last fiscal quarter of the year or if indicators of impairment exist that would, more likely than not, reduce the fair value from its carrying amount.

The Company recorded goodwill related to the Merger on May 4, 2015. As noted above under In-Process Research and Development, the Company was unable to divest or license the aptamer platform and plans to discontinue investment in the Regado business. The Company determined the fair value was less than the carrying value and impaired the IPR&D associated with its acquisition of Regado as of September 30, 2015. Further, the Company determined the Regado operations acquired in the Merger had not been integrated with the Company and thus no benefit was realized. As a result, the Company recorded an impairment of goodwill of $5.1 million in accordance with the applicable guidance as of September 30, 2015, which is included under the caption “Impairment of intangible assets” in the accompanying Condensed Statements of Operations and Comprehensive Loss.

Stock-Based Compensation Expense

For stock options granted to employees, the Company recognizes compensation expense for all stock-based awards based on the grant date estimated fair value. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The fair value of stock options is determined using the Black-Scholes option pricing model net of estimated forfeitures. The determination of fair value for stock-based awards on the date of grant using an option pricing model requires management to make certain assumptions regarding subjective variables.

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

The following table sets forth the outstanding potentially dilutive securities, as adjusted retroactively reflecting the exchange for Regado shares, that have been excluded in the calculation of diluted net loss per share because including such would be anti-dilutive (in common stock equivalent shares):

	Three and Nine Months Ended September 30,
	2015	2014
Common stock options	2,373,996	1,324,297
Warrants to purchase preferred stock	64,657	901,987
Convertible preferred stock	—	5,559,977
Convertible notes	—	3,304,252
Total	2,438,653	11,090,513

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changed the requirements for reporting disposals as discontinued operations. A disposal that represents a strategic shift that has a major effect on the Company’s operations and financial results, such as a major line of business, should be presented as a discontinued operation with additional financial disclosures. This guidance is effective for reporting periods beginning on or after December 15, 2014. As of September 30, 2015, the Company adopted this guidance. The decision to discontinue investment in the aptamer platform does not represent a strategic shift as prescribed by this guidance. Thus, there is no impact to the Condensed Financial Statements resulting from adopting this guidance.

3.	REVERSE MERGER

The Company completed its Merger with Regado on May 4, 2015. Based on the terms of the Merger, Private Tobira was deemed the acquiring company for accounting purposes, and the transaction has been accounted for as a reverse acquisition under the acquisition method of accounting for business combinations in accordance with U.S. GAAP. Accordingly, the assets and liabilities of Regado have been recorded as of the Merger closing date at estimated fair value.

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

IPR&D consists of intellectual property related to Regado’s aptamer platform and is valued based on the estimated net present value of future cash flows expected to be generated from commercialization. The valuation of the aptamer platform technology was valued using the income approach which values the asset by estimating the present value of future economic benefits that the asset is expected to produce. The Company will not amortize IPR&D until research and development is complete and the asset is reclassified to a definite-lived amortizable asset. Subsequently, as discussed in Note 2, the Company recorded an impairment of IPR&D as of September 30, 2015.

Goodwill is calculated as the difference between the fair value of the consideration expected to be transferred and the values assigned to the identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is not expected to be deductible for tax purposes. Subsequently, as discussed in Note 2, the Company recorded an impairment of goodwill as of September 30, 2015.

The deferred tax liability of $4.4 million relates to the temporary difference associated with the $12.2 million value of IPR&D. The deferred tax liability was recorded based on an effective tax rate of 35.99%. As of September 30, 2015, the deferred tax liability was reduced to $0 and recorded as an income tax benefit of $4.4 million in the accompanying Condensed Statements of Operations and Comprehensive Loss following the impairment of the associated IPR&D.

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

The Company’s operating results include operating expenses attributable to the former Regado business activities for the period of May 5, 2015 to September 30, 2015 and were $0.3 million and $0.6 million for the three and nine months ended September 30, 2015, respectively.

The unaudited financial information in the following table summarizes the combined results of operations of the Company and Regado, on a pro forma basis, as if the Merger had occurred at the beginning of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(22,211)	$(24,950)	$(46,064)	$(70,059)
Deemed dividend	—	—	—	(14,840)
Net loss attributable to stockholders	$(22,211)	$(24,950)	$(46,064)	$(84,899)
Net loss attributable to preferred stockholders	$—	$(416)	$—	$(1,442)
Net loss attributable to common stockholders, basic and diluted	$(22,211)	$(24,534)	$(46,064)	$(83,457)
Net loss per share, basic and diluted	$(1.49)	$(1.88)	$(3.10)	$(6.49)

The above unaudited pro forma information was determined based on historical GAAP results of the Company and Regado. The unaudited pro forma combined results are not necessarily indicative of what the Company’s combined results of operations would have been if the acquisition was completed on January 1, 2014. The unaudited pro forma combined net loss includes pro forma adjustments primarily relating to the following non-recurring items directly attributable to the business combination:

•	Elimination of transaction costs of $0 and $5.2 million for the three and nine months ended September 30, 2015, respectively;
•

Elimination of stock-based compensation expense of $0 and $1.8 million related to the acceleration of vesting and modification of post-termination exercise periods of Regado stock option awards in connection with the Merger for the three and nine months ended September 30, 2015;

•	Elimination of $0 and $1.4 million expense related to severance agreements and transaction bonuses directly attributable to the Merger for the three and nine months ended September 30, 2015;
•

Elimination of interest expense of $0 and $1.7 million for the three and nine months ended September 30, 2015, respectively, and $1.2 million and $3.4 million for the three and nine months ended September 30, 2014, respectively, related to the conversion of Private Tobira’s convertible notes in connection with the Merger; and

•

Elimination of the change in fair value of preferred stock warrant liabilities of $0 and $1.9 million of income for the three and nine months ended September 30, 2015, respectively, and $2.1 million and $1.4 million of income for the three and nine months ended September 30, 2014, respectively to reflect 1) the net exercise and cancellation of warrants issued in connection with the convertible notes payable and 2) the conversion of the Oxford Finance LLC, Square 1, and Comerica warrants from warrants on preferred stock to warrants on common stock eliminating the terms that caused the preferred stock warrants to be classified as a liability.

The combined transaction costs of the Company were $6.8 million which were expensed as incurred.

4.	FAIR VALUE MEASUREMENTS

The following tables and disclosure present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$67,493	$—	$—	$67,493
Total	$67,493	$—	$—	$67,493

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,800	$—	$—	$4,800
Total	$4,800	$—	$—	$4,800
Liabilities
Preferred stock warrant liabilities	$—	$—	$2,460	$2,460
Total	$—	$—	$2,460	$2,460

The carrying amounts of the Company’s financial instruments, including cash, restricted cash, deposits, accounts payable, and accrued expenses and other liabilities, approximate fair value due to their short maturities. The Company’s lease obligations, term loan and convertible notes have fair values that approximate their carrying value based on prevailing borrowing rates available to the Company for loans with similar terms. Financial assets and liabilities, which are measured or disclosed at fair value on a recurring basis and are classified within the Level 3 designation, consist of preferred stock warrant liabilities. On May 4, 2015, the preferred stock warrants outstanding were converted to warrants to purchase common stock eliminating the terms that caused the preferred stock warrants to be accounted for as a liability and revalued at each reporting date.

The Company acquired IPR&D in connection with its Merger. IPR&D consists of intellectual property related to Regado’s aptamer platform and is valued based on the estimated net present value of future cash flows expected to be generated from commercialization. The valuation of the aptamer platform technology was valued using the income approach which values the asset by estimating the present value of future economic benefits that the asset is expected to produce. There was no carrying value of IPR&D for the periods presented.

None of the Company’s non-financial assets or liabilities is recorded at fair value on a non-recurring basis for the periods presented. There were no transfers between levels within the fair value hierarchy during the periods presented.

The following table provides a reconciliation of liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands) for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Balance, beginning of period	$2,460	$2,773
Issuance of preferred stock warrants	—	868
Reclassification of stock award liability from equity upon modification	—	399
Reclassification of stock award liability to equity upon expiration	—	(292)
Change in fair value of stock award liability	—	(107)
Reclassification of preferred stock warrant liability to equity upon conversion to common stock	(521)	—
Change in fair value of preferred stock warrant liabilities (1)	(1,939)	(1,181)
Balance, end of period	$—	$2,460

(1)	Changes in fair value of the preferred stock warrant liabilities are recorded in other income (expense), net on the accompanying Statements of Operations and Comprehensive Loss.

As of September 30, 2015, there were no Level 3 liabilities measured at fair value outstanding. As of December 31, 2014, the significant unobservable inputs used to determine the fair value of preferred stock warrant liabilities using an option-pricing model and the weighted average assumptions used in determining the fair value of the outstanding preferred stock warrant liabilities were as follows: risk-free interest rate of 0.13%, no expected dividend yield, expected price volatility of 107%, and expected term (in years) of 0.8.

5.	RESTRICTED CASH

The Company held restricted cash of $0.3 million as of September 30, 2015 and December 31, 2014 consisting of a cash secured letter of credit required by the landlord associated with the May 2014 headquarters lease.

6.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	As of September 30, 2015	As of December 31, 2014
Clinical trial expenses	$2,069	$478
Research and development	490	235
Compensation expense	913	928
Professional services	426	709
Loan interest	—	4,153
Total accrued expenses and other liabilities	$3,898	$6,503

7.	DEBT AND WARRANTS

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

Oxford Finance Term Loan

On June 30, 2014, and as amended on May 5, 2015 to address the Merger, the Company entered into an aggregate $15.0 million, four year term loan with Oxford Finance LLC, or the Oxford Loan. The Oxford Loan bears interest at a fixed rate of 6.954% per annum with interest only payments through December 31, 2015 followed by 30 equal payments of principal and interest until maturity at June 1, 2018. At the time of final payment, the Company is required to pay an exit fee of 4.0% of the original principal balance of the Oxford Loan, which the Company recorded as a liability and debt discount at the origination of the term loan. In addition, the

Company incurred loan origination fees of $0.1 million which were recorded as a loan discount and debt issuance costs of $0.1 million which were recorded as an other asset.

On August 10, 2015, the Company amended the terms of the Oxford Loan to extend the interest only period through December 31, 2016 and the maturity date to June 1, 2019. The exit fee was increased from 4.0% to approximately 5.0% of the original principal balance. The Oxford Loan continues to bear interest at a fixed rate of 6.954% per annum. The Company accounted for the amended terms as a debt modification. No additional fees or other consideration were paid to Oxford Finance LLC. Costs incurred with third parties were expensed as incurred.

In connection with the Oxford Loan, the Company granted a security interest in all of its assets, except intellectual property, provided that a judicial authority could require the Company’s intellectual property to be part of the collateral package to the extent necessary to satisfy repayment if the company’s other secured assets are insufficient. The Oxford Loan restricts the Company from issuing dividends and contains customary affirmative and negative covenants. At September 30, 2015, the Company was in compliance with all loan covenants.

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

The Company evaluated the Oxford Loan in accordance with accounting guidance for derivatives and determined there was de minimis value to the identified derivative features at issuance and at subsequent reporting periods through September 30, 2015.

The Company accounts for the debt discount and deferred issuance costs utilizing the effective interest method. The Company recorded interest expense and amortization of the debt discount of $0.3 million and $1.0 million for the three and nine months ended September 30, 2015, respectively, and $0.3 million and $0.3 million for the three and nine months ended September 30, 2014, respectively.

Long-term debt and unamortized discount balances are as follows (in thousands):

	As of September 30, 2015	As of December 31, 2014
Face value of term loan	$15,000	$15,000
Exit fee	755	600
Unamortized debt discount associated with issuance of preferred stock warrants, exit fee, and loan origination fees	(742)	(811)
Term loan, net	$15,013	$14,789

As of September 30, 2015, future minimum payments under the Oxford Loan were as follows (in thousands):

Year ending December 31,
2015 (remaining three months)	$261
2016	1,043
2017	6,554
2018	6,554
2019	4,031
Total future minimum payments	18,443
Less: unamortized interest	(2,688)
Less: exit fee	(755)
Present value of loan payments	$15,000

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

Prior to May 4, 2015, the Company accounted for these warrants as a liability, which were revalued to fair value at each reporting period. On May 4, 2015, in connection with the Merger, the warrants to purchase shares of Series B preferred stock converted to warrants to purchase common stock, and the associated preferred stock warrant liability was revalued to fair value and reclassified to additional paid-in capital.

The Company had the following shares of common stock warrants outstanding as of September 30, 2015 after giving effect for the Exchange Ratio:

			Shares
			Outstanding as of
		Per Share Exercise	September 30,
Issuance Date	Expiration Date	Price	2015
November 2011	November 2018	$10.14	11,835
May 2013	May 2023	$108.18	1,039
June 2014	June 2021	$10.14	51,783
			64,657

8.	CONVERTIBLE PREFERRED STOCK

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

The following table summarizes the Company’s convertible preferred stock balances as of September 30, 2015 and December 31, 2014 (in thousands, except share and per share amounts):

	September 30, 2015	December 31, 2014
Series A, noncumulative convertible preferred stock, par value $0.0001; zero and 1,043,011 shares authorized at September 30, 2015 and December 31, 2014, respectively; zero and 994,866 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively; liquidation value of $0 and $31,000 at September 30, 2015 and December 31, 2014, respectively	—	30,908
Series B, noncumulative convertible preferred stock, par value $0.0001; zero and 5,133,477 shares authorized at September 30, 2015 and December 31, 2014, respectively; zero and 2,151,722 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively; liquidation value of $0 and $54,600 at September 30, 2015 and December 31, 2014, respectively	—	31,074

Following the completion of the Merger, on May 15, 2015, the holders of Series F convertible preferred stock elected to convert all 10,000 shares of outstanding preferred stock into 222,222 shares of common stock. No remaining convertible preferred stock balances were outstanding as of September 30, 2015.

9.	STOCKHOLDERS’ EQUITY (DEFICIT)

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

On June 3, 2015, the Company entered into a sales agreement with Cowen and Company, LLC, or Cowen, to issue shares of common stock at-the-market having an aggregate offering price of up to $40.0 million. Cowen will earn a commission equal to 3.0% of the gross proceeds from the sale of common stock pursuant to the terms of the sales agreement. The agreement may be terminated with advance notice by either party. During August 2015, the Company sold an aggregate of 1,141,970 shares of common stock for gross proceeds of $15.1 million. Issuance costs of $0.7 million were recorded as a reduction to proceeds received in additional paid-in capital.

The Company issued common stock during the nine months ended September 30, 2015 as follows:

Common Stock Issued and Outstanding (in shares)
Balance at December 31, 2014	403,539
Conversion of convertible notes and accrued interest	3,532,756
Conversion of Series A and B preferred stock	3,916,772
Conversion of Series F preferred stock	222,222
Issuance of shares in connection with the Merger	6,939,282
Issuance of shares for banker fees	78,213
Issuance of shares in connection with the Private Placement	2,542,365
Issuance of shares at-the-market	1,141,970
Issuance of shares from options exercised	32,874
Balance at September 30, 2015	18,809,993

10.	STOCK-BASED COMPENSATION EXPENSE

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

Prior to the Merger, Regado adopted two stock compensation plans, the 2004 Plan and 2013 Plan. Options remain outstanding under both the 2004 and the 2013 Plan. The number of shares subject to and the exercise prices applicable to these outstanding options were adjusted in connection with the one for nine reverse stock split. No additional grants may be made from the 2004 Plan. However, shares subject to awards granted under this plan that cancel or expire unexercised do revert to and become available for re-grant under the 2013 Plan pool.  On July 9, 2015, the Company’s stockholders approved amendments to material terms of the Company’s 2013 Plan, including an increase by 1.2 million shares reserved for issuance and increases in, or imposition of, certain share limits under the 2013 Plan. The Company intends that the 2013 Plan will be its primary stock compensation plan in the future.

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

The following table summarizes stock option activity under the Company’s stock-based compensation plan during the nine months ended September 30, 2015:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2014	1,110,744	$4.59	8.72
Granted	761,382	$15.08		$10.95
Options assumed in the Merger	551,363	$30.11
Exercised	(32,874)	$3.51
Canceled	(16,619)	$20.30
Outstanding at September 30, 2015	2,373,996	$14.00	8.51
Vested and expected to vest at September 30, 2015	2,310,312	$14.08
Vested and exercisable at September 30, 2015	1,090,000	$17.77

As of September 30, 2015 and December 31, 2014, the total intrinsic value of vested and exercisable options was $3.2 million and $1.3 million, respectively. Under our stock-based compensation plan, option awards generally vest over a four-year period contingent upon continuous service and expire ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

Stock-based compensation expense related to options granted was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$240	$31	$375	$121
General and administrative	620	(712)	1,099	407
Total	$860	$(681)	$1,474	$528

In February 2014, the Board of Directors approved an extension to the post-termination exercise period for vested stock options held by the former chief executive officer from April 2014 to October 2014. This modification, which was made subsequent to his employment with the Company, was treated as a new award and was accounted for as a liability. The stock award liability was adjusted to its estimated fair value each reporting period using the Black-Scholes option-pricing model with the change in fair value of the liability recorded to stock-based compensation expense through October 31, 2014, the date of expiration. Stock-based compensation expense for this modification was a reduction of expense of $0.9 million and $0 for the three and nine months ended September 30, 2014.

11.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On February 2, 2015, a purported stockholder of Regado filed a putative class-action lawsuit (captioned Maiman v. Regado Biosciences, Inc., C.A. No. 10606-CB) in the Court of Chancery for the State of Delaware, or the Court, challenging the proposed stock-for-stock merger of Regado with Tobira, or the Proposed Merger. On February 25, 2015, a second, related putative class action (captioned Gilboa v. Regado Biosciences, Inc., C.A. No. 10720-CB) was filed in the Court challenging the Proposed Merger. On May 4, 2014, the Proposed Merger was consummated and Tobira became a wholly-owned subsidiary of Regado and changed its name to Tobira Development, Inc. The complaints name as defendants: (i) each member of Regado’s Board of Directors, (ii) Regado, (iii) Private Tobira, and (iv) Landmark Merger Sub Inc. Plaintiffs allege that Regado’s directors breached their fiduciary duties to Regado’s stockholders by, among other things, (a) agreeing to merge Regado with Private Tobira for inadequate consideration, (b) implementing a process that was distorted by conflicts of interest, and (c) agreeing to certain provisions of the Merger Agreement that are alleged to favor Private Tobira and deter alternative bids. Plaintiffs also generally allege that the entity defendants aided and abetted the purported breaches of fiduciary duty by the directors. On March 25, 2015, the Court consolidated the two actions and assigned lead counsel for plaintiffs (captioned In re Regado Biosciences, Inc. Stockholder Litigation, Consolidated C.A. No. 10606-CB). On March 27, 2015, plaintiffs filed a consolidated amended complaint, a motion for expedited proceedings and a motion for preliminary injunction. On April 20, 2015, the parties agreed in principle to resolve the litigation (subject to approval by the Court) and signed a memorandum of understanding setting forth the terms of a proposed settlement to provide additional disclosures related to the Merger Agreement and to cover Court-awarded fees. On April 23, 2015, as part of the proposed settlement, Regado provided additional disclosures to its stockholders. Since then, the parties have engaged in confirmatory discovery and will prepare a stipulation of settlement to be submitted to the Court for approval. As of September 30, 2015, the Company is unable to reasonably estimate an amount and/or a range of loss until the Company is made aware of the fees awarded by the Court to the plaintiffs under the proposed settlement, if any, as administered under settlement law. The Company maintains D&O insurance and tail coverage with deductibles of $2.0 million and $1.5 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2014 included in Exhibit 99.2 of our Current Report on Form 8-K/A filed on June 2, 2015 and with the financial statements and notes thereto for the year ended December 31, 2014, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Please see Risk Factors beginning on page 31 for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. The term “Private Tobira” refers to Tobira Development, Inc. (formerly known as Tobira Therapeutics, Inc.) prior to the consummation of the Merger. Unless otherwise indicated, references to the terms the "combined company”, “Tobira”, the "Company”, “we”, “our” and “us” refer to Private Tobira, prior to the consummation of the Merger and Tobira Therapeutics, Inc. (formerly known as Regado Biosciences, Inc.) and its subsidiaries upon the consummation of the Merger described herein. The term "Regado" refers to the Regado Biosciences, Inc. and its subsidiaries prior to the Merger.

ABOUT TOBIRA THERAPEUTICS

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of therapies to treat liver disease, inflammation, fibrosis and HIV. Our lead product candidate, cenicriviroc, or CVC, is a first-in-class immunomodulator and dual inhibitor of two chemokine receptors, CCR2 and CCR5, that is being evaluated for the treatment of non-alcoholic steatohepatitis, or NASH.

CVC is an oral, once-daily, potent immunomodulator that blocks CCR2 and CCR5, which are intricately involved in the inflammatory and fibrogenic pathways in NASH that cause liver damage and often lead to cirrhosis, liver cancer or liver failure. We believe this novel approach will establish CVC as both a single-agent and a cornerstone treatment in multi-therapy regimens for NASH for which there is currently no approved drug.

CVC is currently being evaluated in our fully enrolled global Phase 2b CENTAUR study and we expect to announce the study’s primary endpoint in the third quarter of 2016. CENTAUR is comparing CVC to placebo in 289 patients with NASH and liver fibrosis. CVC has been granted Fast Track status in patients with NASH and liver fibrosis, the patient population at highest risk of progression to cirrhosis. The CENTAUR study includes surrogate endpoints identified as suitable for registrational studies in findings of an FDA-AASLD workshop reported in Hepatology. To date, approximately 600 subjects have been dosed in completed studies with CVC including 115 HIV infected subjects on treatment for up to 48 weeks.

Reverse Merger

On May 4, 2015, Regado Biosciences, Inc. (Regado) completed its business combination with Tobira Therapeutics, Inc., or prior to the completion of the Merger described below, Private Tobira or, after the completion of the Merger described below, Public Tobira, in accordance with the terms of an Agreement and Plan of Merger and Reorganization, dated as of January 14, 2015, as amended on January 23, 2015, or the Merger Agreement. Pursuant to the Merger Agreement, a newly formed wholly-owned subsidiary was established that merged with and into Private Tobira, with Private Tobira surviving the merger and becoming a wholly-owned subsidiary of Regado, or the Merger. In connection with the Merger, the name of Private Tobira was changed to Tobira Development, Inc., or Tobira Development. In connection with, and immediately prior to, the completion of the Merger, Regado filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a one for nine reverse stock split of Regado’s common stock. In connection with and immediately following the consummation of the Merger, Regado filed an amendment to the amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to change its name to Tobira Therapeutics, Inc. On June 29, 2015, a Certificate of Ownership and Merger was filed with the Secretary of State of the State of Delaware to effect the merger of Tobira Development with and into Tobira Therapeutics, Inc. As a result, Tobira Therapeutics, Inc. is the sole entity.

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

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our Phase 2b CENTAUR study and expand our clinical program beyond CENTAUR. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses increased in the three and nine month period ended September 30, 2015 as compared to the similar period in 2014, and we expect that our research and development expenses will continue to increase in the future. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.

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

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Phase 2b CENTAUR study	$3,533	$1,513	$11,759	$1,913
Other clinical studies(1)	389	218	1,426	1,282
Preclinical studies	375	102	612	313
Contract manufacturing	326	347	943	1,071
Internal and unallocated research and development expense	1,469	1,331	3,639	3,695
Total research and development expense	$6,092	$3,511	$18,379	$8,274

(1)

Other clinical studies primarily reflect expenditures for drug interaction and bioavailability studies, the Phase 2a Orion study, a Phase 1 pioglitazone safety combination study and a Phase 1 hepatic impairment study.

Certain research and development expenses by major programs or categories have been reclassified to reflect their current nature.

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

Impairment of Intangible Assets

Impairment of intangible assets consists of impairment of IPR&D and goodwill resulting from the decision to discontinue investment in developing the intellectual property related to Regado’s aptamer platform.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements require us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, warrant liabilities and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three and nine months ended September 30, 2015, as compared to those disclosed in our Current Report filed on Form 8-K/A filed on June 2, 2015, except as described below.

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

In-Process Research and Development

In-process research and development, or IPR&D, represents the fair value assigned to research and development assets that were not fully developed as of the completion of the Merger. IPR&D acquired in a business combination is capitalized on our balance sheet at its acquisition-date fair value. Until a project is completed, the asset is accounted for as an indefinite-lived intangible asset subject to impairment testing. Upon completion of a project, the carrying value of the related IPR&D is reclassified to intangible assets and is amortized over the estimated useful life of the asset. We evaluate the potential impairment of intangible assets if events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.

IPR&D consists of intellectual property related to Regado’s aptamer platform and is valued based on the estimated net present value of future cash flows expected to be generated from commercialization. Through September 30, 2015, we engaged in discussions with several third parties to divest or license the aptamer platform but were unsuccessful in securing an agreement. Our board of directors agreed to discontinue investment in developing the intellectual property. As a result of this indicator of impairment, as of September 30, 2015, we calculated and compared the fair value of the IPR&D to the carrying value to assess the recoverability of the asset. As of September 30, 2015, we recorded an impairment of the IPR&D of $12.2 million which is included under the caption “Impairment of intangible assets” in the accompanying Condensed Statements of Operations and Comprehensive Loss.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting. Goodwill is not amortized but is evaluated for impairment during the last fiscal quarter of the year or if indicators of impairment exist that would, more likely than not, reduce the fair value from its carrying amount.

We recorded goodwill related to the Merger on May 4, 2015. As noted above under In-Process Research and Development, we were unable to divest or license the aptamer platform and plan to discontinue investment in the Regado business. We determined the fair value was less than the carrying value and impaired the IPR&D associated with our acquisition of Regado as of September 30, 2015. Further, we determined the Regado operations acquired in the Merger had not been integrated with the Company and thus no benefit was realized. As a result, we recorded an impairment of goodwill of $5.1 million in accordance with the applicable guidance as of September 30, 2015, which is included under the caption “Impairment of intangible assets” in the accompanying Condensed Statements of Operations and Comprehensive Loss.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table provides comparative unaudited results of operations for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended
	September 30,		Increase/
	2015	2014	(Decrease)
Research and development	$6,092	$3,511	$2,581
General and administrative	2,826	12	2,814
Impairment of intangible assets	17,315	—	17,315
Other income (expense), net	(335)	583	(918)

Research and Development Expenses

Our research and development expenses were $6.1 million for the three months ended September 30, 2015 compared to $3.5 million for the three months ended September 30, 2014. Research and development expenses increased in the 2015 period primarily due to $2.0 million of increased clinical trial expenses for our Phase 2b CENTAUR study as the study was fully enrolled in 2015 whereas the study was in the initiation stages in the comparable 2014 period, $0.3 million for our Phase 2a Orion study which commenced during the quarter, $0.3 million in preclinical combination and toxicology studies, and $0.1 million in compensation related expenses for increased headcount and benefits. These increases were offset by a decrease of $0.1 million due to completion of our Phase 1 study in patients with hepatic impairment.

General and Administrative Expenses

Our general and administrative expenses were $2.8 million for the three months ended September 30, 2015 compared to $12,000 for the three months ended September 30, 2014. General and administrative expenses increased in the 2015 period primarily due to $1.3 million of increased expenses consisting of salaries, benefits and overhead as a result of increased headcount, directors and officers insurance and investor relations expenses which are reflective of our growth as a public company, $0.4 million of legal and accounting services for general corporate purposes and $0.2 million in patent maintenance costs primarily due to incremental costs associated with the aptamer patents acquired from Regado in the Merger. The three months ended September 30, 2014 included a $0.9 million reduction of general and administrative expense due to the change in fair value of a stock award liability related to the termination of the former chief executive officer.

Impairment of Intangible Assets

We recorded an impairment of intangible assets related to our IPR&D and goodwill of $17.3 million during the three months ended September 30, 2015, following the decision to discontinue investment in developing the intellectual property related to Regado’s aptamer platform.

Other Income (Expense), Net

Changes in components of other income (expense), net were as follows:

Interest Expense

Interest expense was $0.3 million for the three months ended September 30, 2015 compared with $1.5 million for the same period in 2014.  The decrease was primarily driven by $1.2 million in interest expense on our convertible notes recorded in 2014 as a result of conversion to equity in connection with the Merger on May 4, 2015.

Change in Fair Value of Preferred Stock Warrant Liabilities

The change in fair value of preferred stock warrant liabilities for the three months ended September 30, 2014 resulted in an increase in other income (expense), net of $2.1 million. We did not incur a change in fair value of preferred stock warrant liabilities for the three months ended September 30, 2015 as the preferred stock warrants outstanding were converted to warrants to purchase common stock in connection with the Merger eliminating the terms that caused the preferred stock warrants to be accounted for as a liability subject to revaluation each reporting period.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table provides comparative unaudited results of operations for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30,		Increase/
	2015	2014	(Decrease)
Research and development	$18,379	$8,274	$10,105
General and administrative	8,097	2,754	5,343
Impairment of intangible assets	17,315	—	17,315
Other income (expense), net	(831)	(2,387)	(1,556)

Research and Development Expenses

Our research and development expenses were $18.4 million for the nine months ended September 30, 2015 compared to $8.3 million for the nine months ended September 30, 2014. Research and development expenses increased in the 2015 period primarily due to $9.8 million of increased clinical trial expenses for our Phase 2b CENTAUR study as our study became fully enrolled in 2015, $1.1 million for other clinical studies including the initiation of our Phase 2a Orion study and completion of a Phase 1 pioglitazone safety combination study and $0.3 million in preclinical combination studies. These increases were partially offset by decreases of $1.0 million due to the completion of our Phase 1 study in patients with hepatic impairment and $0.1 million in manufacturing expenses.

General and Administrative Expenses

Our general and administrative expenses were $8.1 million for the nine months ended September 30, 2015 compared to $2.8 million for the nine months ended September 30, 2014. General and administrative expenses increased in the 2015 period primarily due to $2.7 million of merger related expenses consisting of legal and accounting services and $2.8 million of increased expenses primarily consisting of salaries, benefits and overhead as a result of increased headcount, directors and officers insurance and investor relations expenses which are reflective of our growth as a public company. These increases were partially offset by $0.2 million for severance expense related to the termination of the former chief executive officer.

Impairment of Intangible Assets

We recorded an impairment of intangible assets related to our IPR&D and goodwill of $17.3 million during the nine months ended September 30, 2015, following the decision to discontinue investment in developing the intellectual property related to Regado’s aptamer platform.

Other Income (Expense), Net

Changes in components of other income (expense), net were as follows:

Interest Expense

Interest expense was $2.8 million for the nine months ended September 30, 2015 compared with $3.8 million for the same period in 2014.  The decrease was primarily driven by $1.7 million in interest expense on our convertible notes as a result of conversion to equity in connection with the Merger on May 4, 2015. This decrease was partially offset by a $0.7 million increase in stated interest and debt discount accretion on the Oxford Loan that commenced in June 2014.

Change in Fair Value of Preferred Stock Warrant Liabilities

The change in fair value of preferred stock warrant liabilities for the nine months ended September 30, 2015 resulted in an increase in other income (expense), net of $1.9 million from $1.4 million for the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we had cash and cash equivalents including restricted cash of $69.0 million. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the Merger with Regado, issuance of convertible promissory notes, and the issuance of senior term loans. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

On March 6, 2015, we issued convertible notes for $13.0 million, or the March 2015 Notes, which converted into common stock on May 4, 2015.

On May 4, 2015, we completed our Merger with Regado which provided $33.2 million in cash and cash equivalents. Immediately following the Merger, we raised $27.0 million in aggregate gross proceeds from our Private Placement.

On June 3, 2015, we filed a shelf registration on Form S-3 with the SEC for the issuance and sale of up to an aggregate offering price of $150.0 million of shares of our common stock, preferred stock, warrants to purchase common stock, and units comprised of any combination of the foregoing. Included in the shelf registration, we may issue and sell up to an aggregate offering price of up to $40.0 million of our common stock through an at-the-market sales agreement with Cowen. During August 2015, the Company sold an aggregate of 1,141,970 shares of common stock for gross proceeds of $15.1 million pursuant to the sales agreement.

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

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Net cash used in operating activities	$(25,197)	$(10,700)
Net cash provided by (used in) investing activities	33,201	(130)
Net cash provided by financing activities	54,442	18,550
Net increase in cash and cash equivalents	62,446	7,720

Comparison of the Nine Months Ended September 30, 2015 and 2014

Net cash used in operating activities was $25.2 million for the nine months ended September 30, 2015 compared to $10.7 million for the nine months ended September 30, 2014. Net cash used in operating activities for the nine months ended September 30, 2015 consisted primarily of our net loss of $40.2 million offset by non-cash items consisting of interest expense on our convertible notes of $1.1 million, the amortization of the debt discount associated with the fair value of our preferred stock warrants of $0.4 million, the amortization of the beneficial conversion feature on our convertible notes of $0.4 million, and stock-based compensation expense of $1.5 million, a decrease in the fair value of our preferred stock warrant liabilities of $1.9 million, a decrease of $4.4 million in the deferred tax liability and an impairment in intangible assets of $17.3 million following the decision to discontinue investment in developing the intellectual property related to Regado’s aptamer platform. Additionally, cash used in operating expenses for the nine months ended September 30, 2015 reflected an increase from net operating assets of $0.5 million primarily due to an increase in our accounts payable and accrued expenses relating to our clinical expenses for our Phase 2b CENTAUR clinical trial and decreases in our prepaid expenses associated with our Phase 2b CENTAUR clinical trial. Net cash used in operating activities for the nine months ended September 30, 2014 consisted primarily of our net loss of $13.7 million which was offset by non-cash items consisting of interest expense on our convertible notes of $1.7 million, the amortization of the debt discount associated with the fair value of our preferred stock warrants of $0.8 million, the amortization of the beneficial conversion feature on our convertible notes of $0.9 million, stock-based compensation expense of $0.5 million and a decrease in the fair value of our preferred stock warrant liabilities of $1.4 million. Cash used in operating expenses for the nine months ended September 30, 2014 also reflected an increase from net operating assets of $0.4 million primarily due to increases in accounts payable and accrued expenses related to the initiation of our Phase 2b CENTAUR clinical trial and related clinical manufacturing activities, our Phase 1 hepatic impairment study, 2014 annual performance bonuses, an increase in prepaid expenses supporting our Phase 2b CENTAUR clinical trial, and an increase in restricted cash securing a letter of credit associated with our leased corporate headquarters.

Net cash provided by investing activities was $33.2 million for the nine months ended September 30, 2015 compared to cash used in investing activities of $0.1 million for the nine months ended September 30, 2014. Net cash provided by investing activities for the nine months ended September 30, 2015 consisted primarily of cash received from the Merger of $33.2 million. Net cash used in investing activities for the nine months ended September 30, 2014 consisted of property and equipment purchased for $0.1 million.

Net cash provided by financing activities was $54.4 million for the nine months ended September 30, 2015 primarily reflecting net proceeds of $26.8 million from the Private Placement, net proceeds of $14.6 million from the issuance of shares at-the-market, net of issuance costs paid, $13.0 million of net proceeds from the issuance of convertible notes and $0.1 million from stock option exercises. Net cash provided by financing activities was $18.6 million for the nine months ended September 30, 2014 reflecting net proceeds of $14.8 million from the Oxford Loan and $8.0 million from the issuance of convertible notes partially offset by $1.8 million used to make payments on our term loan with Square 1 Bank and $2.4 million in costs paid in connection with preparations for an initial public offering.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Contractual Arrangements

Other than the Oxford Loan amendment discussed below, no significant changes to contractual obligations and commitments occurred during the three months ended September 30, 2015.

Oxford Finance Term Loan

On June 30, 2014, and as amended on May 5, 2015 to address the Merger, we entered into the Oxford Loan. The Oxford Loan bears interest at a fixed rate of 6.954% per annum with interest only payments through December 31, 2015 followed by 30 equal monthly payments of principal and interest until maturity at June 1, 2018. At the time of final payment, we are required to pay an exit fee of 4.0% of the original principal balance of the Oxford Loan. In addition, we issued Oxford warrants to purchase an aggregate of 51,783 shares of common stock at an exercise price of $10.14 per share, subject to adjustment for stock splits, recapitalizations and certain other events. The warrants are exercisable for seven years from the date of issuance. We used approximately $0.8 million of the proceeds of this loan to pay off its existing term loan with Square 1 Bank. We granted a security interest in all of its assets, except intellectual property.

On August 10, 2015, the Company amended the terms of the Oxford Loan to extend the interest only period through December 31, 2016 and the maturity date to June 1, 2019. The exit fee was increased from 4.0% to approximately 5.0% of the original principal balance. The Oxford Loan continues to bear interest at a fixed rate of 6.954% per annum.

The Oxford Loan restricts us from issuing dividends and contains customary affirmative and negative covenants. At September 30, 2015, we were in compliance with all loan covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2015 consisted of readily available checking and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on Tobira’s financial condition and/or results of operations. We do not believe that our cash or cash equivalents has significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On February 2, 2015, a purported stockholder of Regado filed a putative class-action lawsuit (captioned Maiman v. Regado Biosciences, Inc., C.A. No. 10606-CB) in the Court of Chancery for the State of Delaware, or the Court, challenging the proposed stock-for-stock merger of Regado with Tobira, or the Proposed Merger. On February 25, 2015, a second, related putative class action (captioned Gilboa v. Regado Biosciences, Inc., C.A. No. 10720-CB) was filed in the Court challenging the Proposed Merger. On May 4, 2014, the Proposed Merger was consummated and Tobira became a wholly-owned subsidiary of Regado and changed its name to Tobira Development, Inc. The complaints name as defendants: (i) each member of Regado’s Board of Directors, (ii) Regado, (iii) Private Tobira, and (iv) Landmark Merger Sub Inc. Plaintiffs allege that Regado’s directors breached their fiduciary duties to Regado’s stockholders by, among other things, (a) agreeing to merge Regado with Private Tobira for inadequate consideration, (b) implementing a process that was distorted by conflicts of interest, and (c) agreeing to certain provisions of the Merger Agreement that are alleged to favor Private Tobira and deter alternative bids. Plaintiffs also generally allege that the entity defendants aided and abetted the purported breaches of fiduciary duty by the directors. On March 25, 2015, the Court consolidated the two actions and assigned lead counsel for plaintiffs (captioned In re Regado Biosciences, Inc. Stockholder Litigation, Consolidated C.A. No. 10606-CB). On March 27, 2015, plaintiffs filed a consolidated amended complaint, a motion for expedited proceedings and a motion for preliminary injunction. On April 20, 2015, the parties agreed in principle to resolve the litigation (subject to approval by the Court) and signed a memorandum of understanding setting forth the terms of a proposed settlement to provide additional disclosures related to the Merger Agreement and to cover Court-awarded fees. On April 23, 2015, as part of the proposed settlement, Regado provided additional disclosures to its stockholders. Since then, the parties have engaged in confirmatory discovery and will prepare a stipulation of settlement to be submitted to the Court for approval. As of September 30, 2015, the Company is unable to reasonably estimate an amount and/or a range of loss until the Company is made aware of the fees awarded by the Court to the plaintiffs under the proposed settlement, if any, as administered under settlement law. The Company maintains D&O insurance and tail coverage with deductibles of $2.0 million and $1.5 million, respectively.

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

We have incurred significant operating losses since inception and expect to incur significant losses for the foreseeable future as we continue our clinical trial and development programs for cenicriviroc, or CVC, and other future product candidates. As of September 30, 2015, we had an accumulated deficit of $154.0 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. As of September 30, 2015, we had cash and cash equivalents including restricted cash of $69.0 million. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if CVC or other future product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the foreseeable future.

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

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of applications for marketing authorization to regulatory authorities and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market CVC, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that CVC will be successfully developed or commercialized. If we or any of our potential future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize CVC, we may not be able to generate sufficient revenue to continue our business.

We do not intend to progress CVC as an anti-retroviral therapy for HIV unless we raise significant non-dilutive financing and/or identify a strategic partner who will fund this program, which we might not achieve. We may not be able to secure such a strategic partner or non-dilutive financing.

We anticipate that future cash requirements to advance our HIV program will be significant and we only plan to advance it in collaboration with a strategic partner or with non-dilutive financing. If we are not able to collaborate with a strategic partner or secure non-dilutive financing, we may be unable to initiate further clinical studies for this program and may never be able to commercialize CVC in HIV. If we are unable to commercialize CVC in HIV or if we experience significant delays in advancing the program, our business may be adversely affected.

We are planning to discontinue the aptamer program unless we raise significant non-dilutive financing and/or identify a strategic partner who will fund this program, which we are unlikely to achieve.

We anticipate that future cash requirements to advance the aptamer program will be significant and we are planning to discontinue any development of or investment in the aptamer program. In conjunction with the discontinuation of the program there may still be other unknown expenses associated with the technology. It is unlikely that further clinical studies are undertaken for this program and it will likely never achieve commercialization.

The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials, including CVC, may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Drug development has inherent risk. We or any of our potential future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Clinical studies are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful, because later-stage clinical trials may be conducted in broader patient populations and involve different study designs. Furthermore, our future trials will need to demonstrate sufficient safety and efficacy in larger patient populations for approval by regulatory authorities. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of applications for marketing authorization to regulatory authorities and even fewer are approved for commercialization.

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

•

inspections of clinical trial sites by regulatory authorities or the finding of regulatory violations by regulatory authorities or an institutional review board, or IRB, that require us to undertake corrective action, that results in suspension or termination of one or more sites or the imposition of a clinical hold on the entire trial or that prohibits us from using some or all of the data in support of our marketing applications;

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

We have not yet determined the details of any potential Phase 3 trial designs, including identification of a primary endpoint that the FDA or other regulatory authorities would deem acceptable in a study for the treatment of NASH. If the FDA or other regulatory authorities determine that Phase 3 studies would require substantially different endpoints than those addressed in our ongoing or future clinical trials, we may need to conduct additional Phase 2 clinical trials of CVC.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory agencies. We are not permitted to market our product candidates until we receive regulatory approval from the FDA or comparable foreign regulatory bodies. The process of obtaining regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved, as well as the target indications and patient populations. Regulatory agencies may change their approval policies or regulations and have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

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

Even if CVC or any other future product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, is also generally necessary for commercial success. The degree of market acceptance of our product candidates will depend on a number of factors, including:

•	demonstration of clinical efficacy and safety compared to other products;
•	the limitation of our targeted patient population and other limitations or warnings contained in any approved product labeling;
•	acceptance of a new formulation by healthcare providers and their patients;
•	the prevalence and severity of any adverse effects;
•	new procedures or methods of treatment that may be more effective in treating or may reduce the incidences of NASH or other conditions for which our products are intended to treat;
•	pricing and cost-effectiveness;
•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

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

•	the manufacturing facilities in which CVC and other future product candidates are made could be adversely affected by labor shortages, natural disasters, power failures and numerous other factors; and
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

We may not be successful in establishing and maintaining of development or other strategic partnerships, which could adversely affect our ability to develop and commercialize product candidates.

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

There are currently no therapeutic products approved for the treatment of NASH. There are several commercially available products that are currently used off label for NASH, such as vitamin E (an antioxidant), diabetes medications (such as pioglitazone), antihyperlipidemic agents (such as gemfibrozil), pentoxifylline, ursodeoxycholic acid and others. In addition, there are numerous drugs in development for the treatment of NASH. We are aware of several companies that have product candidates in clinical development for the treatment of NASH, including Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Conatus Pharmaceuticals Inc., Galectin Therapeutics Inc., Galmed Medical Research Ltd., Genfit Corp., Gilead Sciences, Inc., Immuron Ltd., Intercept Pharmaceuticals, Inc., NGM Biopharmaceuticals, Inc., Nimbus Therapeutics Inc, Novartis AG, Novo Nordisk A/S, Shire plc, Takeda, Zydus Cadilla, and there are other companies with candidates in earlier stage development.

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

If we lose key scientists or management personnel, or if we fail to recruit additional highly skilled personnel, our ability to identify, develop and commercialize products will be impaired.

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

As of November 6, 2015, we had 20 full-time employees. We will need to grow our organization substantially to continue development and pursue the potential commercialization of CVC and other future product candidates, as well as function as a public company. As we seek to advance CVC and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

We maintain clinical trial insurance with $10.0 million in coverage in the United States and local policies in other countries of various amounts based on local requirements, which we believe is sufficient to cover foreseeable claims that may be made against us and is customary for similarly situated companies in our industry. However, we cannot be certain that such insurance will be sufficient to cover all claims that may be made against us and any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Furthermore, our inability to obtain and retain sufficient clinical trial insurance at an acceptable cost to protect against potential liability claims could prevent or inhibit the commercialization of CVC or our other product candidates.

Our term loan with Oxford contains restrictions that may limit our flexibility in operating our business.

In June 2014, and as amended in May 2015 and August 2015, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford, pursuant to which we borrowed an aggregate principal amount of $15.0 million. Amounts outstanding under the term loan are secured by all of our existing and future assets, excluding intellectual property unless otherwise determined by applicable judicial authority. The agreement contains various covenants that require Oxford’s approval to engage in specified types of transactions. These covenants require approval to, among other things:

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed. We plan to update the financial systems technology associated with our general ledger accounting in 2016. Should the new systems not be implemented successfully, or if the systems do not perform in a satisfactory manner once the update is complete, our business and operations could be adversely affected.

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

Our issued composition of matter patents for CVC are expected to expire in the United States as early as 2023. Our additional patents and pending patent applications that cover formulations, combination products and use of CVC to treat various indications are expected to expire at various times that range from 2023 (for issued patents) to potentially 2036 (for currently-filed provisional patent applications if patents were to issue on non-provisional applications filed thereon).

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA and other regulatory authority regulations, provide accurate information to these regulatory authorities, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately, disclose unauthorized activities to us, or comply with securities laws. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, including for illegal insider trading activities, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

As of September 30, 2015, we recorded an impairment of intangible assets related to our IPR&D and goodwill of $17.3 million following the decision to discontinue investment in developing the intellectual property related to Regado’s aptamer platform.

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

Although we believe that our existing cash and cash equivalents will be sufficient to fund our current operations through at least the next twelve months, we will require substantial future capital in order to complete the remaining clinical development for CVC and our other product candidates and to potentially commercialize these product candidates. We expect our spending levels to increase in connection with our clinical trials of CVC, as well as other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

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

Our executive officers, directors and stockholders who beneficially owned more than 5% of our common stock, in the aggregate, beneficially own shares representing approximately 71.4% of our common stock as estimated as of September 30, 2015. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As of September 30, 2015, we had outstanding options to purchase an aggregate of 2,373,996 shares of our common stock at a weighted average exercise price of $14.00 per share and warrants to purchase an aggregate of 64,657 shares of our common stock at a weighted average exercise price of $11.72 per share. The exercise of such outstanding options and warrants will result in dilution of your investment. In addition, as described below, you may experience additional dilution if we issue common stock in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Such future sales may be through Cowen and Company, LLC and may be made in sales deemed to be at-the-market equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as discussed in more detail in our Registration Statement on

Form S-3 and the prospectus included therein, filed with the Securities and Exchange Commission on June 4, 2015. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tobira Therapeutics, Inc.

Date: November 10, 2015	By:	/s/ Laurent Fischer, M.D.
Laurent Fischer, M.D.
Chief Executive Officer and Director

Date: November 10, 2015	By:	/s/ Christopher Peetz
Christopher Peetz
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the registrant on May 7, 2015).

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