Form 10-K
period 2015-12-31
Tobira Therapeutics, Inc.
filed 2016-03-03
CIK 1311596

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-35953

TOBIRA THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	03-0422069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
701 Gateway Blvd., Suite 300 South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 741-6625

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.001 Per Share; Common stock traded on the NASDAQ stock market.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐     NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2015, the last business day of the Registrant’s most recently completed second quarter, was $186.2 million.

The number of shares of Registrant’s Common Stock outstanding as of February 26, 2016 was 18,815,689.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 15, 2016, are incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Corporate Information

Tobira Therapeutics, Inc., or Tobira or the Company, is a clinical-stage biopharmaceutical company. On May 4, 2015, Regado Biosciences, Inc., or Regado, completed its business combination with Private Tobira, as defined below, in accordance with the terms of an Agreement and Plan of Merger and Reorganization, dated January 14, 2015 and amended on January 23, 2015, or the Merger Agreement. As used in this report, the term “Private Tobira” refers to Tobira Development, Inc. (formerly known as Tobira Therapeutics, Inc.) prior to the consummation of the Merger described in this report and references to the terms the "combined company”, “Tobira”, the "Company”, “we”, “our” and “us” refer to Private Tobira, prior to the consummation of the Merger described in this report and Tobira Therapeutics, Inc. (formerly known as Regado Biosciences, Inc.) and its subsidiaries upon the consummation of the Merger described in this report. The term "Regado" refers to the Regado Biosciences, Inc. and its subsidiaries prior to the Merger described in this report.

Forward-Looking Statements

This report contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our expectations for the timing of clinical study results, including the CENTAUR, ORION and PERSEUS studies, and the timing and success of future development of cenicriviroc, or CVC, our possible or assumed future results of operations and expenses, business strategies and plans, trends, market sizing, competitive position, industry environment and potential growth opportunities, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

PART I

Item 1. Business.

Except for the historical information contained herein, the matters set forth in this Annual Report on Form 10-K, including statements regarding the Company’s plans, potential opportunities, financial or other expectations, projections, goals objectives, milestones, strategies, market growth, timelines, legal matters, product pipeline, clinical studies, product development and the potential benefits of its products under development are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from the anticipated or estimated future results, including the risks and uncertainties associated with Tobira’s future operating performance and financial position, the market demand for and acceptance of Tobira’s products domestically and internationally, research, development and commercialization of new products domestically and internationally, obtaining and maintaining regulatory approvals domestically and internationally, including, but not limited to potential regulatory delays or rejections, risks associated with meeting the objectives of clinical studies, including, but not limited to, delays or failures in enrollment, and the occurrence of adverse safety events, risks relating to our ability to accomplish our business development objectives, and realize the anticipated benefit of any such transactions, and other risks set forth below under Item 1A. “Risk Factors” and other documents subsequently filed with or furnished to the Securities and Exchange Commission, or the SEC. These forward-looking statements are based on current information that may change and you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update any forward-looking statement to reflect events or circumstances after the date hereof.

References in this report to Tobira, the Company, we, our and us refer to Tobira Therapeutics, Inc. “Tobira” is a registered trademark of Tobira Pharmaceuticals, Inc. in the U.S. and/or other countries. Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.

Executive Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies to treat liver disease, inflammation, fibrosis and HIV. Our lead product candidate, cenicriviroc, or CVC, is a first-in-class immunomodulator and dual inhibitor of CCR2 and CCR5 being evaluated for the treatment of non-alcoholic steatohepatitis, or NASH, primary sclerosing cholangitis, or PSC, and as an adjunctive therapy to standard of care in HIV. We operate in one reportable segment in the United States of America.

CVC is an oral, once-daily, potent immunomodulator with a high binding affinity that blocks two chemokine receptors, CCR2 and CCR5, which are intricately involved in the inflammatory and fibrogenic pathways in NASH and PSC that cause liver damage and can lead to cirrhosis, liver cancer or liver failure. Tobira believes this novel approach will establish CVC as both a single-agent and as a cornerstone treatment in future combination regimens for NASH, for which there is currently no approved therapy.

We completed enrollment of the global Phase 2b study, CENTAUR, evaluating CVC in NASH patients with liver fibrosis in June 2015. We expect to announce the study’s primary endpoint in the third quarter of 2016. CENTAUR is comparing CVC to placebo in 289 patients over 2 years, with the primary endpoint, based on liver biopsy at year one of treatment. CVC has been granted Fast Track status for the treatment of NASH in patients with liver fibrosis, the patient population at highest risk of progression to both liver cirrhosis and liver cancer. To date, approximately 600 subjects have been dosed in completed studies with CVC, including 115 HIV infected subjects on treatment for up to 48 weeks and is generally well tolerated.

NASH is a severe type of non-alcoholic fatty liver disease, or NAFLD. NAFLD is one of the most common liver diseases and is associated with obesity and type-2 diabetes. It is characterized by the accumulation of fat in the liver with no other apparent causes. NASH occurs when the accumulation of liver fat is accompanied by inflammation and cellular damage. The inflammation can lead to fibrosis, or scarring, of the liver and can eventually progress to cirrhosis, portal hypertension, liver cancer and eventual liver failure. Once the disease advances beyond NASH to these life-threatening conditions, liver transplantation is the only alternative. In a recent study in the US Department of Veteran Affairs, the risk of developing liver cancer in the absence of cirrhosis is increased by five fold in patients with NASH compared to Hepatitis C.

The rising prevalence of obesity-related disorders has contributed to a rapid rise in the prevalence of NASH. In the United States, NASH affects an estimated 9 to 15 million people, or 3 to 5 percent of the population, with similar prevalence in the EU, China and other countries. Driven by the obesity epidemic, NASH is projected to become the leading cause of liver transplants by the year 2020.

There are currently no approved therapies to treat NASH. Recent scientific advances in understanding NASH have led to the development of investigational drugs with the potential to address the disease through various mechanisms, but Tobira believes that it is the only company that is targeting the immuno-inflammatory pathways responsible for fibrosis in NASH with CCR2/CCR5 inhibition.

In addition to NASH, we are expanding our CVC franchise to other indications. In January 2016 we initiated a Phase 2 proof of concept clinical study in patients with primary sclerosing cholangitis, or PSC, to evaluate the effects of 24 weeks of treatment with 150 mg of CVC.  PSC is a chronic, rare liver disease estimated to affect fewer than 50,000 people in the United States. PSC is characterized by progressive inflammation, fibrosis and stricture formation in liver ducts often associated with Inflammatory Bowel Disease (IBD). Inflammation and fibrosis of the bile ducts lead to progressive disease and destruction of the bile ducts, fibrosis, cirrhosis, cancer and ultimately resulting in liver failure and death. No treatments have been approved to date for PSC and patients often require a liver transplant.

The following chart illustrates the status of research and development activities for our product candidate that are under development:

For additional information regarding these studies please see http://www.clinicaltrials.gov.

Our Strategy

Our goal is to become a leading biopharmaceutical company developing and commercializing innovative immunomodulatory therapies for liver disease, fibrosis and inflammation. A key element is building a multi-therapy NASH focused company. To achieve our goal, we plan to:

•

Complete clinical development and seek regulatory approval of CVC in NASH. We plan to report the primary endpoint from our Phase 2b study in NASH in the third quarter of 2016. NASH is a disease driven by the growing epidemic of obesity, with a significant unmet need for approved therapies that are effective and well tolerated. We believe CVC is an excellent candidate for the chronic treatment of NASH due to its safety profile and first-in-class dual mechanism of action targeting fibrosis-generating cells.

•

Establish commercial capabilities to market CVC as a leading treatment for NASH. If approved, we intend to establish a specialty sales force and develop targeted commercial capabilities in key geographies to promote CVC to liver specialists and other physicians treating this disease. Patients with NASH are primarily managed by a concentrated group of liver specialists in the United States and Europe. We believe this will enable us to launch CVC in NASH in a cost-effective, targeted manner.

•

Advance our leadership position in NASH through development of combination regimens. We believe that NASH will ultimately be a disease best treated through combination regimens.  We believe CVC has an attractive profile as a cornerstone therapy for combination regimens and we plan to pursue development of CVC in combination with other agents for NASH through collaboration, in-licensing or acquisition of additional product candidates for NASH.

•

Grow our pipeline through additional indications for CVC including orphan indications.  We believe that CVC has the potential to be an effective immunomodulatory treatment for other CCR2 and CCR5 mediated inflammatory and fibrotic driven diseases such as primary sclerosing cholangitis, or PSC, a rare disease.  We have initiated a proof of concept Phase 2 study of CVC in PSC.  We are also evaluating CVC in HIV as a potential adjunctive treatment for patients on anti-retroviral regimens through investigator-sponsored studies and will continue to seek collaborators or non-dilutive financing for HIV.

Nonalcoholic Fatty Liver Disease and Nonalcoholic Steatohepatitis

Nonalcoholic fatty liver disease, or NAFLD, is a common, often “silent”, liver disease associated with obesity related disorders, such as type-2 diabetes and metabolic syndrome, occurring in people who drink little or no alcohol and is characterized by the accumulation of fat in the liver with no other apparent causes. NAFLD affects one out of three Americans. At the beginning of the NAFLD spectrum is simple steatosis, which is characterized by a build-up of fat within the liver. Liver steatosis without inflammation is usually benign and slow or non-progressive. NASH is a more advanced and severe subtype of NAFLD where steatosis is complicated by liver-cell injury and inflammation, with or without fibrosis.

The rising prevalence of obesity-related disorders has contributed to a rapid increase in the prevalence of NASH. Approximately 10% to 20% of subjects with NAFLD will eventually progress to NASH. Data from the CDC’s Behavioral Risk Factors Surveillance Systems suggest that prevalence of obesity in the United States has risen rapidly over the last two decades, as illustrated in the chart below:

Source: Behavioral Risk Factors Surveillance System, CDC

NAFLD is the most common chronic liver disease in the US. Most US studies report a 10% to 35% prevalence rate of NAFLD; however, these rates vary with the study population and the method of diagnosis. Since approximately one-third of the US population is considered obese, the prevalence of NAFLD in the US population is likely to be about 30% or approximately 100 million Americans. NAFLD is not unique to the US. Reports from the rest of the world suggest that the prevalence rate ranges from 6% to 35% with a median of 20%.

NASH is a serious progressive form of NAFLD defined by the presence of hepatic steatosis and inflammation with hepatocyte injury, with or without fibrosis. Chronic liver inflammation is a precursor to fibrosis, which can progress to cirrhosis, end-stage liver disease and hepatocellular carcinoma. Due to the growing epidemic of obesity and diabetes, NASH is projected to become the most common cause of advanced liver disease and the most common indication for liver transplantation. The burden of NASH, combined with a lack of any approved therapeutic interventions, represents an unmet medical need.

Liver biopsy is the current standard to diagnose NASH. In a US study of middle-aged individuals, the prevalence of histologically confirmed NASH was 12.2%. Current estimates place NASH prevalence at approximately 9 to 15 million in the US, or 3% to 5% of the US population, with similar prevalence in the EU and China. The prevalence of NASH in the obese population ranges from 10% to 56% with a median of 33%. The prevalence of NASH is also increasing in developing regions, which has been attributed to people in these regions adopting more sedentary lifestyles and westernized diet consisting of processed food with high fat and fructose content.

Pathophysiology of NASH

NASH is a progressive form of NAFLD. NAFLD is increasingly recognized as the liver’s manifestation of insulin resistance and is often present with obesity-related disorders and type-2 diabetes. Altered lipid storage and metabolism, accumulation of cholesterol within the liver, oxidative stress resulting in increased hepatic injury, and bacterial translocation secondary to disruption of gut microbiota associated with high fructose-containing diet have all been implicated as important co-factors contributing to progression of NASH. The understanding of the mechanism of progression from healthy liver status through the stages of NAFLD to NASH and on to life-threatening complications continues to evolve. At the early stages of the spectrum of NAFLD, fat accumulates within the liver, a condition known as steatosis. Liver steatosis alone is normally benign and slow or non-progressive during the earlier stage of NAFLD, known as non-alcoholic fatty liver or NAFL. NASH defines a subgroup of NAFLD patients in whom steatosis is complicated by liver-cell injury and inflammation, a condition known as steatohepatitis. Although liver damage due to NASH has some of the characteristics of alcoholic liver disease, it occurs in people who drink little or no alcohol. NASH can lead to progressive liver fibrosis, cirrhosis and liver cancer. In addition to insulin resistance, altered fat storage and metabolism, accumulation of cholesterol within the liver and resulting cellular damage leading to increased hepatic injury have all been implicated as important co-factors contributing to the progression of NASH. The presence of liver cell damage, or ballooning, and/or fibrosis distinguishes NAFL from NASH.

The following image provides an overview of the progression of NAFLD from a healthy liver to cirrhosis:

The immune and inflammatory response to liver cell damage is mediated through a well-described signaling network of liver and immune cells. Kupffer cells, the resident liver macrophages, can sense tissue injury and are the first responders to liver cell damage. Activated Kupffer cells initiate an inflammatory response to liver injury. This includes active secretion of a signaling protein called CCL2, also known as monocyte chemotactic protein-1, or MCP-1, which is the ligand that binds to CCR2. Increased levels of CCL2 promote migration of bone marrow-derived pro-inflammatory monocytes that enter the liver, where they later mature into pro-inflammatory macrophages. Together, and through signaling proteins such as transforming growth factor beta, or TGF-β, and platelet-derived growth factor, or PDGF, Kupffer cells and pro-inflammatory macrophages can activate hepatic stellate cells, or HSCs, to transdifferentiate into myofibroblasts, the primary collagen-producing cell type responsible for liver fibrosis.

Current NASH Diagnosis, Endpoints and Treatment Options

Currently, NASH and NAFLD are underdiagnosed due to poor disease awareness, the insufficiency of non-invasive diagnostic tools and the lack of effective approved therapies. Patients are often diagnosed after a blood test demonstrating elevated levels of liver enzymes, alanine aminotransferase, or ALT, and aspartate aminotransferase, or AST. Advances in non-invasive diagnosis and composite scoring will continue to evolve for NASH, potentially offering alternatives for diagnosis. Liver biopsies are currently the standard for diagnosis of NASH.

Complete resolution of steatohepatitis, as defined by the absence of ballooning and minimal inflammation, with no worsening of fibrosis has been identified as a potentially approvable surrogate endpoint under subpart H accelerated approval. This endpoint is being used in ongoing Phase 3 registrational studies. This endpoint was discussed at a November 2015 meeting of the Liver Forum and previously published in the journal Hepatology from findings of an FDA-AASLD workshop. The Liver Forum provides a sustained, disease-specific focus for stakeholder engagement and deliberation to clarify and advance the regulatory process for diagnostics and therapeutics to treat NASH and liver fibrosis.

Additionally, a one-point improvement in fibrosis stage with no worsening of steatohepatitis has also been identified as a potentially approvable surrogate endpoint.

These endpoints, described above, will be evaluated at year one and year two in our Phase 2b CENTAUR study.

A commonly used endpoint in Phase 2 studies is the NAFLD Activity Score, or NAS, which we are using as a primary endpoint in our fully-enrolled Phase 2b study. NAS evaluates and scores three categories on a low to high point scale system: (i) steatosis, score of 0-3, (ii) hepatocyte ballooning, which is a form of damage to liver cells, score of 0-2 and (iii) inflammation of the liver, score of 0-3. The three categories are totaled and scores range from 0 to 8, with a score of 0-2 mainly occurring in patients who are negative for NASH. Scores of 3-4 are borderline positive for NASH, while scores of 5-8 occur in patients largely considered to be diagnostic of NASH.

There are no approved therapies for NASH. The NASH market has a significant unmet need for pharmacological options that are effective and well tolerated. Current options for managing patients with NASH are suboptimal and primarily rely on lifestyle changes, off-label pharmacotherapy and bariatric surgery for weight loss. Each of the patient management options described below may provide some benefit, but all have limitations. We believe there are no other product candidates in development or approved that target the immuno-inflammatory pathways responsible for fibrosis, which is a key driver of progression of the disease.

Lifestyle Intervention. Lifestyle modifications, specifically weight loss, are recommended for NASH patients. However, lifestyle changes are only considered clinically significant when patients are able to reduce more than 7% of their body weight, which occurs in less than 50% of NASH patients.

Off-label Pharmacotherapy. Products utilized off label in the management of NASH comorbidities include vitamin E, insulin sensitizers such as pioglitazone, which are used for diabetic patients, and anti-hyperlipidemic agents, pentoxifylline, and ursodiol. High-dose vitamin E has been shown in a clinical study of non-diabetic patients to reduce inflammation but not fibrosis. Vitamin E is not recommended for NASH patients with type-2 diabetes due to lack of data, therefore the use of vitamin E is limited. Other off-label pharmacotherapies demonstrate inconsistent benefits or are associated with significant side effects.

Bariatric Surgery. Bariatric surgery is believed to impact NASH through dramatic weight loss, but it has significant complications and drawbacks. These include a host of perioperative risk factors, the need to adhere to post-surgical diet and nutritional regimens and high costs. A relatively small number of these procedures are performed annually on NASH patients compared to the overall NASH population, which we believe is due to the complications and drawbacks of bariatric surgery relative to NASH patient numbers. Because of the large number of patients who would require bariatric surgery for NASH, we also believe that the relatively high cost of this procedure makes its widespread adoption impractical. In addition, some retrospective and prospective studies have indicated that the procedure may worsen fibrosis.

Liver Transplant. Liver transplant is a last resort for life-threatening complications progressing from NASH. NASH is currently the third most common reason for liver transplants in United States and is projected to surpass alcohol-based cirrhosis and viral hepatitis to become the leading indication for liver transplant by 2020. The availability of liver donors is extremely limited and the cost of a liver transplant is a significant economic burden, with an estimated cost per procedure of approximately $577,000. Studies have demonstrated that approximately 23% of patients do not survive the five-year period post-transplant. There are currently only 6,500 liver transplants performed annually in the US.

Recent scientific advances in understanding the pathophysiology of NASH have led to the development of new investigational drugs with the potential to address the disease through various mechanisms. CVC’s immunomodulatory mechanism of action has the potential to play a differentiated role in the management of NASH. We believe that the eventual management of the disease will include multi-targeted combination treatment approaches.

Overview of CCR2/CCR5 and NASH

CCR2 and CCR5, also known as C-C chemokine receptor type 2 and type 5, are implicated broadly in inflammation, fibrogenesis and liver disease.  Abundant evidence has consistently demonstrated that obesity creates a state of chronic inflammation that is associated with increased expression of pro-inflammatory cytokines and chemokines from adipose tissue. This chronic inflammation is believed to underlie the development of insulin resistance and associated metabolic comorbidities such as type 2 diabetes mellitus, or T2DM, and NAFLD. During this development, adipose tissue macrophages accumulate through CCR2 and the ligand for this receptor, CCL2, or MCP-1, is considered to be pivotal for the development of insulin resistance. To date, the chemokine system is known to be comprised of approximately 40 chemokines and 20 chemokine receptors that belong to the seven-transmembrane G protein-coupled receptor family and, as a result, chemokines appear to exhibit a high degree of functional redundancy. Over the past two decades, the physiological and pathological properties of many of these chemokines and their receptors have been elucidated.

Inflammation is a definitional feature of NASH and is mediated by interactions between CCR2 and CCR5, which are expressed on monocytes/macrophages, and their ligands CCL2 and CCL5, also known as RANTES, Regulation on Activation Normal T-cell Expressed and Secreted. Increased receptor and ligand expression is observed in subjects with NAFLD, NASH, and liver fibrosis.

Hepatic inflammation drives fibrogenesis and collagen deposition in the liver, whereas adipose tissue inflammation promotes insulin resistance, both of which are drivers of NASH disease progression. An ideal NASH drug candidate should have anti-inflammatory and antifibrotic effects, and attempt to correct the underlying metabolic disorder. CVC, an oral, dual CCR2/CCR5 antagonist, which has demonstrated potent anti-inflammatory and antifibrotic activity in multiple animal models of both acute and chronic liver and kidney injury. In HIV-infected subjects, CVC demonstrated that it reduced validated fibrosis scores APRI, FIB-4 and ELF; an improvement in such scores has recently been correlated to predict improvement in fibrosis in NASH. CVC has demonstrated a favorable tolerability profile in approximately 600 subjects in completed studies.

CVC for NASH

CVC is a first-in-class oral, long-acting, once-daily immunomodulator that is a potent dual inhibitor of CCR2 and CCR5 with anti-inflammatory and anti-fibrotic activity. CVC may improve NASH and stop the progression of fibrosis by:

•

Reducing chronic liver inflammation. We expect CVC to inhibit the CCR2 signaling pathway, blocking the excessive infiltration of pro-inflammatory cells, or monocytes and macrophages, to the liver initially triggered by cellular damage.

•

Disrupting immune signaling pathways within the liver. CVC inhibits the CCR2 and CCR5 signaling pathways, which are key mechanisms of immune cell activation and activation of Kupffer cells and HSCs, both key drivers of fibrogenesis.

CVC decreases recruitment, migration and infiltration of pro-inflammatory monocytes to the site of liver injury mainly via CCR2 inhibition, thereby reducing chronic liver inflammation and fibrosis. Due to its dual inhibitory activity on CCR2 and CCR5, CVC also disrupts important signaling pathways or “cross-talk” within the inflamed liver resulting in decreased Kupffer cell and HSC activity and reduced fibrogenesis, as illustrated by the following image:

CVC blocks the binding of key ligands involved in the immuno-inflammatory cascade, including CCL5, Macrophage Inflammatory Protein, MIP-1 a and MIP-1 b, to CCR5, and CCL2, also known as MCP-1, to CCR2.

The link between CCR2 and immune cell activation and fibrosis has been well established. In a study of fibrosis in mice, mice with a targeted deletion of CCR2 exhibited less immune cell activation and markedly reduced fibrosis. Levels of CCL2 in the liver have also been shown to correlate with the level of immune cell infiltration in the liver during fibrosis in humans and mice. In addition, a recent study in humans also demonstrated that subjects with confirmed NAFLD had increased levels of CCR2 expressing monocytes. In preclinical studies, CVC inhibited the binding of CCR2 at very low concentrations.

CCR5 has also been shown to play a central role in liver fibrosis. CCR5 is up-regulated in patients with liver cirrhosis, confirming the activation of this pathway in fibrogenesis. In a mouse model of fibrosis, mice without the expression of CCR5 exhibited reduced liver fibrosis and decreased activation of HSCs as compared to normal mice. In preclinical studies, CVC inhibited the binding of CCR5 at very low concentrations.

Non-Clinical & Clinical Studies

We have investigated CVC in a number of well-characterized animal models for inflammation, liver injury, NASH and liver fibrosis. We demonstrated significant anti-fibrotic activity of CVC and no adverse effects on vital organ systems. We believe that these models are relevant as they are representative of the pathophysiology of NASH and fibrosis in a clinical setting.

Mouse thioglycollate-induced sterile peritonitis model

A murine thioglycollate, or TG-induced model of peritonitis is commonly used to study inflammatory cell recruitment following injury. In this model, acute inflammation is induced by intraperitoneal injection of TG, resulting in a rapid increase in peripheral leukocyte and monocyte/macrophage migration into the peritoneal cavity, mainly attributed to local production of CCL2 by existing peritoneal macrophages. This study was designed to assess the effects of CVC on cell migration in vivo and to evaluate the effects of various CVC doses, methods of administration, once daily, or QD, vs twice daily, or BID, and plasma concentration on monocyte/macrophage recruitment.

In this study, C57BL/6 mice received either 5, 20 or 100 mg/kg of CVC, administered orally BID or 20 mg/kg/day of CVC administered orally QD. In addition, non-disease control, vehicle control, and positive control groups were also included.  In the positive control group, C57BL/6 mice received 1 mg/kg/day of dexamethasone, or DEX, administered QD by oral gavage. Mice were administered treatment on Days 1 through 5 and on Day 4, animals, except the non-disease group, received an intraperitoneal injection of 3.85% TG 2 hours post-dose. 48 hours post dose, clinical signs, body weights, peritoneal lavage cell counts, peripheral blood cell counts and CVC pharmacokinetics were evaluated in all groups. Cenicriviroc treatment led to significant decreases in monocyte/macrophage and leukocyte recruitment and migration, of similar or greater magnitude than those observed with the positive control dexamethasone. Results show that exposure to cenicriviroc was dose-related and correlated with the amount of reduction in monocyte/macrophage and leukocyte recruitment and migration.

The following image illustrates the dose-related anti-inflammatory effects in mice treated with CVC:

Acute Liver Injury Models

Two models of acute liver injury have been conducted by one of our academic collaborators evaluating CVC and its effect on monocyte and macrophage driven inflammation and liver injury.  These studies conducted in mice showed the ability of CVC to block inflammation and improve liver injury in both acute and chronic settings.

In an acetaminophen induced liver injury model, the APAP model, fasted mice received acetaminophen at study start and CVC at study start and CVC at three hours compared with a vehicle control as well as control groups without acetaminophen.  At twelve hours, the animals were evaluated for various measures of inflammation and liver injury.  The animals treated with CVC showed a pronounced reduction in monocyte and macrophage infiltration in the liver with no significant impact on Kupffer cell levels in the liver, showing an ability to reduce the recruitment of inflammatory monocytes to the liver.  Also, the model showed an ability to reduce liver injury demonstrated by significant reduction in necrosis area of the liver tissue and significant reductions in ALT.

The results on monocyte and macrophage, or MoMF, and liver injury measures were:

MoMF	Liver Injury

**p<0.01; ***p<0.001

In another acute liver injury model, mice are administered a high dose of carbon tetrachloride, or CCl4, at baseline and CVC at baseline, twelve hours and twenty-four hours.  At 36 hours, the animals were evaluated for various measures of inflammation and liver injury.  Similar to the APAP model, the animals treated with CVC showed a pronounced reduction in monocyte and macrophage infiltration in the liver with no significant impact on Kupffer cell levels in the liver as well as statistically significant reductions in necrosis area and ALT.  Taken together, these models show the ability of CVC to impact infiltration of monocytes to the liver due to liver injury and impact the related liver injury.  We believe these models show the potential for CVC in human settings a liver inflammation and injury such as NASH.

The results of the CCl4 model were as shown below:

MoMF	Liver Injury

**p<0.05; ***p<0.001

NASH Mouse Model

A NASH mouse model, combining glucose intolerance and high fat diet, two key components of NASH in humans, was used to study potential effects of CCR2 and CCR5 antagonism on liver fibrosis. Endpoints of the study included body and liver weight, plasma and liver biochemistry, histopathologic analyses and gene expression. In this model, insulin resistance was induced in male mice by a single injection of 200 µg streptozotocin, or STZ, 2 days after birth, followed by a high-fat diet, or HFD, beginning at four weeks of age. From six to nine weeks of age, three groups of animals (n=6/group) received CVC at doses of 0 (vehicle control), 20 (low dose)

or 100 (high dose) mg/kg/day. At nine weeks of age, biochemical, gene expression and histological evaluations of the liver were conducted in a blinded manner.

The following image shows the study design of the NASH mouse model:

In the week nine analysis, CVC treatment had no effect on body or liver weight, whole blood glucose or liver triglyceride levels. Mean measurements of ALT levels, which is an enzyme in the blood found mainly in the liver, were significantly decreased in both CVC treatment groups compared to the control group (133±80, 58±12 and 52±13, units/liter for vehicle, low and high dose CVC, respectively; p<0.051), as illustrated by the following chart:

___________________________________

A p-value is a statistical measurement that describes the probability that the observed effects of CVC were statistically significant compared to the control group. A p-value of less than 0.05 suggests statistical significance to the results observed.

The mean percentage of fibrosis area was significantly decreased by CVC treatment relative to control (0.29% ± 0.14, 0.20% ± 0.06 and 0.61% ± 0.23 for 20 mg/kg/day, 100 mg/kg/day and control, respectively; p<0.01), as illustrated by the following chart:

In addition, gene expression of collagen type 1 in whole liver lysates decreased by 27%–37% with CVC treatment. Importantly, the mean NAS was significantly decreased with CVC treatment (5.3±0.5, 4.0±0.6 and 3.7±0.8 for vehicle, low and high dose CVC, respectively; p<0.05), primarily based on reduced inflammation and ballooning scores, as noted in the following table:

Score		Vehicle (N=6)	CVC 20 mg/kg/day (N=6)	CVC 100mg/kg/day (N=6)
Steatosis	0	–	–	1
	1	4	6	5
	2	2	–	–
	3	–	–	–
Lobular inflammation	0	–	–	–
	1	–	3	3
	2	6	3	3
	3	–	–	–
Hepatocyte ballooning	0	–	–	1
	1	–	3	2
	2	6	3	3
NAS, mean (±SD)		5.3 (±0.5)	4.0 (±0.6)	3.7 (±0.8)
CVC vs vehicle			P<0.05	P<0.01

Liver Fibrosis Rat Model

The 12-week rat liver fibrosis model was utilized to determine if CVC has anti-fibrotic effects in rats with thioacetamide, or TAA, induced liver injury and evaluate the timing of treatment intervention relative to disease onset. TAA is a known toxin widely used for fibrosis induction in animal models. In this model, fibrosis was induced in male Sprague-Dawley rats by intraperitoneal, or IP, administration of TAA at a dose of 150mg/kg, 3 times a week, for 8 weeks. Rats received CVC at doses of 0 (vehicle control), 30 mg/kg/day (low dose) or 100 mg/kg/day (high dose), as illustrated by the following image:

With early intervention, or Group 1 (concurrent treatment of TAA and CVC for 8 weeks), liver collagen was significantly decreased by CVC at low and high dose (49% and 38%, respectively) compared to control (p<0.001). Protein levels of collagen type-1 protein and alpha smooth muscle actin were also decreased in the CVC treatment groups. With emerging fibrosis intervention, or Group 2 (TAA for 8 weeks, CVC from Weeks 4 to 8), the low dose of CVC significantly decreased liver collagen by 36% (p<0.001) but no reduction was seen with the high dose. CVC treatment had no effect once cirrhosis was established, or Group 3 (TAA for 8 weeks, CVC for 4 weeks after cessation of TAA administration).

The following image illustrates the anti-fibrotic effects in rats treated with CVC:

Phase I Study 121

We completed a Phase 1 study to compare the PK and safety of CVC in a total of 31 adult subjects with either mild to moderate liver impairment (Child-Pugh score of A or B, respectively; N=16) compared to healthy subjects with normal hepatic function matched for age, body weight and gender (N=15). Child-Pugh is a well-established medical score used to assess the severity of liver disease that incorporates total bilirubin, serum albumin, prothrombin time, ascites and hepatic encephalopathy. Cirrhotic patients can be classified as having mild, or Child-Pugh A, moderate, or Child-Pugh B, or severe, or Child-Pugh C, liver impairment. Patients with “normal hepatic function” are those without known liver disease and do not meet the criteria of the Child-Pugh classification.

The study assessed the PK, safety and tolerability of CVC in subjects with liver impairment compared with that of healthy subjects. CVC was administered orally, once daily for 14 days at 150mg. CVC concentrations were not increased in subjects with mild hepatic impairment compared to matched healthy controls and were increased by approximately 50% in subjects with moderate hepatic impairment. CVC was generally well tolerated, regardless of hepatic impairment. All adverse events, or AEs, were mild or moderate in severity, except for an AE of ‘liver function test abnormal’ of severe intensity reported in a moderately impaired subject with an 18-year history of cirrhosis and hepatitis C; this AE resolved, and CVC dosing was completed without treatment interruption. AEs occurring in ≥ 2 subjects were headache (N=5), dry mouth (N=2), epigastric discomfort (N=2), and flatulence (N=2). No serious AEs were reported. Based on these findings, no dose adjustment is anticipated in patients with mild or moderate hepatic impairment.

In addition, CCL2, CCL5, as well as other CCR5 ligands MIP-1α and RANTES plasma levels were measured at baseline and after 1 and 2 weeks of CVC treatment. In the study, rapid and significant increases in CCL2 and CCL5 were observed after 1 and 2 weeks of treatment across all treatment groups. Higher CCL2 levels correlated with higher peak CVC concentration (r=0.39, p=0.03) and suggests a dose dependent effect. In matched controls in the moderately impaired group, TGF-β and RANTES increased during CVC treatment (p=0.008, Week 2 vs baseline). Increased CCL2 and CCL5 levels were not associated with increased markers of intestinal damage, or hepatic or systemic inflammation.

Phase 2b Double-Blind, Double-Dummy, 48-Week Study (Study 202)

Study 202 was a randomized, double-blind, double-dummy, 48-week Phase 2b study in antiretroviral treatment-naïve HIV-1 infected subjects with CCR5-tropic HIV-1 virus. The study evaluated the efficacy, safety, and tolerability of CVC 100 mg and CVC 200 mg compared to EFV; all administered orally in combination with emtricitabine and tenofovir disoproxil fumarate, or FTC/TDF. The dose of 200 mg of CVC is comparable to the 150 mg dose used in current ongoing studies in terms of CVC exposure levels. The results of this study were published in the journal AIDS in November 2015.

The following image provides an overview of the treatment design for Study 202:

R: Randomization

A greater proportion of CVC-treated than EFV-treated subjects completed the study, 42 (71%), 41 (73%), and 17 (61%) for the CVC 100 mg, CVC 200 mg, and EFV treatment arms, respectively. The percent of subjects with virologic success, defined as HIV-1 RNA < 50 copies/mL using the intent-to-treat, or ITT, population, was comparable among the 3 treatment arms at Week 24, which was the primary efficacy endpoint: 76% with CVC 100 mg, 73% with CVC 200 mg, and 71% with EFV. Virologic success was higher in the CVC arms than in the EFV arm at Week 48 at 68% with CVC 100 mg, 64% with CVC 200 mg, and 50% with EFV.

At both Week 24 and Week 48, the percentage of subjects with virologic non-response was higher in the CVC arms than in the EFV arm (Week 24: 12% with CVC 100 mg, 14% with CVC 200 mg and 4% with EFV; Week 48: 15% with CVC 100 mg, 20% with CVC 200 mg and 11% with EFV), and the percentage of subjects without virologic data was higher in the EFV arm than in the CVC arms (Week 24: 12% with CVC 100 mg, 13% with CVC 200 mg and 25% with EFV; Week 48: 17% with CVC 100 mg, 16% with CVC 200 mg and 39% with EFV). A PK/PD analysis revealed a trend towards improved virologic outcomes with increasing CVC concentration.

CVC showed a favorable safety profile with fewer treatment-related AEs, fewer AEs of at least Grade 3 in severity, and fewer AEs leading to discontinuations compared to EFV as shown in the following table:

Adverse event, n (%)	CVC 100 mg N=58	CVC 200 mg N=57	EFV 600 mg N=28
Subjects with at least one AE	51 (88%)	48 (84%)	27 (96%)
Grade 3	2 (3%)	3 (5%)	3 (11%)
Grade 4	0 (0%)	0 (0%)	1 (4%)
AEs leading to discontinuation	0 (0%)	1 (2%)	6 (21%)
Serious AEs	1 (2%)	1 (2%)	1 (4%)
Deaths	0 (0%)	0 (0%)	0 (0%)
Any Grade 2 or higher treatment-related AE (occurring in ≥5%)
Abnormal dreams	1 (2%)	0 (0%)	3 (11%)
Insomnia	0 (0%)	0 (0%)	3 (11%)
Rash events	1 (2%)	0 (0%)	2 (7%)
Nausea	0 (0%)	2 (4%)	2 (7%)

Both doses of CVC were well tolerated and no apparent dose-relationship or dose-limiting toxicities were observed. No clinically relevant changes in electrocardiogram or vital parameters were observed during the 48-week treatment period.

CVC treatment was associated with a favorable lipid profile and led to sustained reductions in total and LDL cholesterol over 48 weeks, as shown in the following charts:

Fibrosis and Inflammation Biomarkers from HIV Clinical Studies

As part of exploring the potential antifibrotic benefits of CVC in subjects with NASH and liver fibrosis, a retrospective analysis was performed to determine whether the antifibrotic activity of CVC observed in pre-clinical studies could also be seen in humans treated with CVC. We retrospectively calculated two well-established fibrosis risk scores, Fibrosis-4, or FIB-4, and AST to platelet ratio index, or APRI, in this HIV study. These fibrosis risk scores were calculated based on standard blood chemistry tests. A FIB-4 score below 1.45 and an APRI score below 0.5 have each independently been shown to be predictive of the absence of clinically significant liver fibrosis while a FIB-4 score above 1.45 and an APRI score above 0.5 are predictive of the presence of fibrosis. In addition, data presented at AASLD 2015 from the FLINT study showed that a treatment induced reduction in FIB-4 and APRI at week 24 correlated with a one-point or greater improvement in fibrosis stage in NASH patients, confirmed histologically.

Our pooled analysis of all CVC-treated subjects assessed the fibrosis scores at baseline and following 24 and 48 weeks of treatment and revealed that improvements of these fibrosis risk scores were observed with CVC over time. A total of 113 subjects were evaluable at baseline; 92 subjects had paired data at baseline and Week 24, and 80 subjects had paired data at baseline and Week 48.

The following chart illustrates the decreasing proportion of CVC-treated subjects with elevated FIB-4 and APRI scores:

A study was also completed evaluating Enhanced Liver Fibrosis Index, or ELF index, in the subjects treated with CVC compared to those treated with efavirenz.  ELF is a three-part biomarker fibrosis panel consisting of hyaluronic acid, procollagen III N-terminal propeptide and tissue inhibitor of malloproteinases 1.  The ELF index has been validated to correlate with the histology-based metavir fibrosis score.  The analysis showed that subjects treated with CVC 200mg daily showed a statistically significant reduction in ELF after 48 weeks of treatment compared to no change in the subjects treated with efavirenz.  The mean ELF Index at baseline in the CVC group was 10.53 ± 2.117 and was 9.13 ± 0.99 in the efavirenz group. After 48 weeks, the mean ELF index decreased to 8.28 ± 0.88 in the CVC group (p< 0.0001, Wilcoxon paired sample comparison), vs. 9.284 ± 1.06 (p= 0.6322) in the efavirenz group.

The charts below illustrate the changes observed:

Cenicriviroc Group	Efavirenz Group

CVC was also shown to lower plasma levels of soluble CD14, or sCD14, a biomarker of monocyte activation, inflammation, and of bacterial translocation. Serum levels of sCD14 have been shown to be correlated with increased hepatic CD14 expression and liver inflammation in NASH patients and be significantly associated with diagnosis of NASH.

The chart below illustrates the decrease in sCD14 levels observed in our Phase 2b study in HIV-1 infected subjects:

In addition, our pooled analysis of all CVC treated subjects with elevated fibrosis scores at baseline revealed that reductions in sCD14 were positively correlated with both reductions in APRI and FIB-4 fibrosis scores.

Decreases in sCD14 observed in CVC-treated patients were significantly correlated with improvements in APRI and FIB-4 scores at Week 48, suggesting that decreases in monocyte activation were associated with decreased risk of clinically significant liver fibrosis.

Safety and Pharmacokinetics of CVC

We have conducted several nonclinical studies to characterize the mechanism, efficacy, safety and toxicology of CVC. We have demonstrated the safety of CVC in animals, with no behavioral or physiologic changes observed in treated animals or notable effects on cardiovascular, respiratory or other systems. No significant safety findings were observed across preclinical studies that evaluated dose levels of CVC and with oral doses in rodents up to greater than 38 fold the currently used clinical dose level equivalents. CVC has nanomolar potency against both CCR2 and CCR5. In ex-vivo studies, CVC inhibited CCR5 with an IC50 of 3.1 nanomoles and CCR2 with an IC50 of 5.9 nanomoles.

CVC has been evaluated in a total of 16 completed Phase 1 and Phase 2 clinical trials in approximately 600 subjects including healthy volunteers, patients with liver impairment, and patients with HIV. CVC has demonstrated a favorable safety and tolerability profile, including in a 48-week Phase 2b study of CVC in which 115 HIV infected patients were treated with CVC. Across the completed clinical trials, most adverse events observed had been mild or moderate in severity. The most commonly reported treatment-emergent adverse effects were nausea, diarrhea, headache, rash, fatigue and upper respiratory tract infection. CVC has also been tested in Phase 1 and Phase 2 clinical studies in regimens including pioglitazone, ritonavir, atazanavir/ritonavir, darunavir/ritonavir, tenofovir disoproxil fumarate, efavirenz, dolutegravir, midazolam and emtricitabine/tenofovir disoproxil fumarate.

A Phase 1, single-center, open-label, randomized, 3-period fixed-sequence crossover study (Study 652-1-122; NCT02342067) was undertaken with the primary objectives of the study to evaluate the steady-state PK of CVC administered with and without pioglitazone, or PGZ, to evaluate the steady-state PK of PGZ and its principal active metabolites administered with and without CVC. The study also evaluated the safety and tolerability of CVC administered with and without PGZ.

The results from this study showed that co-administration of CVC and PGZ resulted in modest reductions in steady-state Cmax and AUC0-τ for both drugs. This interaction was not considered clinically significant. Co-administration of CVC with PGZ did not demonstrate a meaningful effect on the steady-state Cmax and AUC0-τ for PGZ active metabolites. CVC administered alone or in combination with PGZ was well tolerated, with all TEAEs being reported as mild in severity. The results from this study suggest that dose adjustment is not required when CVC and PGZ are co-administered.

The pharmacokinetic and pharmacodynamic, or PK/PD, characteristics of CVC have been well characterized. Pharmacokinetics refers to the study of drug absorption, distribution, metabolism and elimination when administered to patients. Pharmacodynamics refers to the study of the effects a drug has on a patient, including the mechanism of action of the drug and effects of various doses or concentrations of the drug. We have shown good bioavailability of CVC as an oral, single tablet formulation. With a long half-life of 30-40 hours, CVC is dosed once daily, making it convenient for long-term treatment and improved patient adherence. No dose-limiting toxicities have been observed to date.

The company is also conducting a series of Phase 3 enabling studies. These include a Phase 1 single and multiple-dose, open-label study in healthy subjects to assess the effect of acid reducing agents on the pharmacokinetics of CVC, and a Phase 1 open-label study in healthy adult subjects to assess the effect of CVC on the pharmacokinetics of HMG-CoA reductase inhibitors, including rosuvastatin, atorvastatin and simvastatin, caffeine and digoxin.

Ongoing Clinical Studies

CENTAUR

CVC is currently being evaluated in our fully enrolled global Phase 2b CENTAUR study (identifier NCT02217475) and we expect to announce the study's Year 1 primary endpoint in the third quarter of 2016. CENTAUR is comparing CVC to placebo in 289 patients enrolled with confirmed NASH and liver fibrosis. CVC has been granted Fast Track status for the treatment of NASH in patients with liver fibrosis, the patient population at highest risk of progression to both liver cirrhosis and liver cancer. The CENTAUR study includes surrogate key secondary endpoints identified as suitable for registrational studies in findings of an FDA and industry workshop reported in Hepatology. Additionally, output from discussions at the Liver Forum meeting in November 2015 recommended two surrogate endpoints for use in NASH Phase 3 trials. CENTAUR incorporates these endpoints as secondary endpoints, namely complete resolution of steatohepatitis and no worsening of fibrosis and/or at least one point improvement in fibrosis with no worsening of steatohepatitis.

The CENTAUR study design, along with the study’s endpoints are depicted below:

Patients will receive either a single 150 mg tablet of CVC or matching placebo. Liver biopsies are performed at screening, year 1 and year 2, all of which are read by a central pathologist. The study duration is 2 years with a primary endpoint at year 1. The study is being conducted globally across 81 active sites. A total of 289 subjects were enrolled in 11 countries (166 in the USA, 94 in the European Union, 29 in the Asia-Pacific region.

The objective of the study is to assess hepatic histologic improvement in NAS after one year of CVC treatment versus placebo relative to screening biopsy. This improvement is defined by a minimum 2-point improvement in NAS without progression of fibrosis. The key secondary objective of this study is to evaluate NASH resolution with no worsening of fibrosis.

The baseline characteristics of the study population enrolled in the CENTAUR Phase 2b study were presented at HepDART in December 2015 and are as follows:

•	The mean age of enrolled subjects is 54.1 years (standard deviation [SD] 10.59).
•	The mean BMI is 33.86 kg/m2 (SD 6.49). Most of the subjects (88.6%) have a BMI > 25 kg/m2 with at least one metabolic syndrome criterion.
•	The majority of the subjects have type 2 diabetes (52.9%).

The majority of subjects have a confirmed NAS ≥ 5 (74.0%) and moderate-to-severe fibrosis, i.e. NASH CRN stage 2-3 (66.8%). Subjects have a total mean NAS of 5.3 (SD 1.03) with mean scores of 1.5 (SD 0.50) for hepatocellular ballooning, 1.4 (SD 0.57) for steatosis and 2.4 (SD 0.57) for lobular inflammation. The graphic below summarizes the liver histology characteristics:

Fibrosis stage has been shown to be associated with long-term overall mortality, liver transplantation, and liver-related events. Therefore, subjects with liver fibrosis are likely to benefit most from treatment in order to achieve resolution of NASH and prevention of fibrosis progression. Additionally, inclusion of a high-risk population with NASH and fibrosis is also expected to reduce the likelihood of spontaneous improvement, allowing detection of a greater difference between CVC treatment and placebo. This population has also been highlighted by regulatory agencies as the population to study in registrational trials.

ORION

As NASH is a multi-factorial disease, we initiated ORION to explore CVC’s role as a metabolic agent. Extensive studies have shown CVC’s effects on inflammation and fibrogenesis, however the impact CVC has on metabolic pathways is less well defined.

Insulin resistance is associated with inflammation of the adipose tissue resulting from the overexpression of CCR2 and CCR5 and the infiltration of macrophages, which is key to the development of NAFLD and progression to NASH, as well as other diabetes-related complications. ORION will help us to further understand the full spectrum of activity of CVC on the metabolic mechanisms of fatty liver disease.

ORION is a fully enrolled Phase 2a, randomized, double-blind, placebo-controlled study evaluating the treatment effects of CVC in 45 obese adults, defined as a BMI ≥ 30 kg/m2, with prediabetes or diabetes and suspected NAFLD. The primary outcome of ORION will measure changes in insulin sensitivity in peripheral and adipose tissue over a 24-week period and will include an interim analysis at 12 weeks.

Primary Sclerosing Cholangitis

Primary sclerosing cholangitis, or PSC, is a rare, serious, idiopathic chronic cholestatic liver disease characterized by progressive inflammation and destruction of bile ducts with life-threatening complications. More than 60% of cases occur in men. Inflammation and fibrosis of the bile ducts leading to formation of a beaded pattern and multifocal bile duct strictures are the hallmark of this progressive disease, leading to destruction of the bile ducts, fibrosis, cirrhosis, portal hypertension, cancer and ultimately hepatic decompensation resulting in liver failure. It is estimated that approximately 44,000 people in the United States suffer from PSC, with approximately 3,200 new cases diagnosed per year.

PSC is usually diagnosed by preliminary assessment of liver biochemistry, with or without reported symptoms, and confirmed by cholangiography, typically magnetic resonance cholangiopancreatography or endoscopic retrograde cholangiopancreatography, or ERCP. Alkaline Phosphatase, or ALP, is elevated in most PSC patients, consistent with cholestasis, and ALT and GGT are also typically elevated, but not in all cases. Bilirubin is often normal in early-stage PSC but increases with progression of the disease. The mean age at diagnosis is 40 years. Approximately 75% of PSC patients have overlapping inflammatory bowel disease, principally ulcerative colitis.

Median survival for PSC patients has been previously estimated as nine years from diagnosis in symptomatic patients, depending upon stage of the disease at the time of diagnosis. Complications involving the biliary tree are common and include cholangitis as well as ductal strictures and gallstones, both of which may require frequent endoscopic or surgical interventions. PSC is often complicated by the development of malignancies, with cholangiocarcinoma being the most common.

Liver transplant is currently the only treatment shown to improve clinical outcomes. Ursodiol is often used for the treatment of PSC due to improvements in liver biochemistry following initiation of therapy. Despite general biochemical improvement, ursodiol has not been shown to improve transplant-free survival and, at high doses, has been associated with increased risk for serious complications. However, as there are no approved drugs for the treatment of PSC, some physicians treat patients with ursodiol, typically at a dose of 13 to 15 mg/kg/day. PSC is the fourth leading indication for liver transplant. However, the post-transplant recurrence rate of PSC has been shown to be as high as 20%.

CVC for PSC

Chemokines play a major role in selectively recruiting monocytes, neutrophils and lymphocytes, and in inducing chemotaxis. CCL2 is one of the key chemokines that regulates migration and infiltration of monocytes/macrophages. The importance of monocytes/macrophages, Kupffer cells and HSCs in liver inflammation and fibrogenesis is established. The main chemokine receptors for CCL2 and CCL5, CCR2 and CCR5, respectively, are expressed on monocytes/macrophages, Kupffer cells and HSCs and their role in activation of these cells is well documented. Overexpression of CCL2 has been observed in PSC patient samples and in PSC preclinical models. Genetic data have indicated that the CCR5-Δ32 deletion polymorphism is protective for PSC and that a polymorphism resulting in overexpression of CCL5 is associated with PSC. However, other genetic studies have produced conflicting results.

Bile duct ligation, or BDL, models are used to evaluate potential efficacy of agents in PSC. In a rat BDL model of cholestasis, the effects of high and low dose CVC (15 mg/kg and 50 mg/kg, respectively) were evaluated on liver histology, portal pressure, as well as serum and tissue biomarkers. BDL-induced increases in mean portal pressure were significantly attenuated with high-dose CVC compared to vehicle-treated BDL controls (p < 0.05). Across all groups, mean portal pressure was positively correlated with ED-1+ and α-SMA+ area percent, suggesting that the significant decrease in portal pressure observed for high dose CVC was likely attributed to decreased liver macrophage infiltration and hepatic stellate cell activation.

PERSEUS – A Phase 2 Proof-of-Concept Clinical Trial: CVC as Therapy in PSC

In January 2016, we initiated a Phase 2, single-arm, open label, proof-of-concept clinical trial to evaluate the effects of 24 weeks of treatment with 150 mg of CVC in patients with PSC. The primary endpoint is the percent change from baseline through week 24 of serum ALP levels. In addition, CVC’s effect on other secondary liver function endpoints will be assessed. This trial is anticipated to enroll approximately 25 patients in the United States and Canada.

Other Indications

First line therapy for HIV is generally recommended to be a combination of three or more anti-HIV drugs sometimes referred to as Highly Active Antiretroviral Therapy, or HAART. We believe there is a potential medical need for an adjunctive treatment for HIV. Although HIV patients who tolerate HAART are living longer, HAART is not curative and therefore life-long treatment is required. Furthermore, despite recently approved potent and well-tolerated classes of third agent drugs, including integrase inhibitors, patients with HIV face chronic toxicity and are developing and dying from “age-related diseases” approximately a decade younger than their uninfected counterparts. Some age-related diseases observed with increasing frequency in HIV patients despite viral suppression on HAART include cardiovascular, cerebrovascular, renal, immunologic, neurologic and bone diseases. A 10-year Veterans Health Administration study, or the VA study, of over 10,000 HIV patients showed that patients taking tenofovir DF, a component of the tenofovir disoproxil fumarate/emtricitabine, or TDF/FTC, are at increased risk for clinically significant irreversible kidney toxicity. Even after accounting for demographics, HIV-related factors, comorbidities and other antiretroviral drugs, the VA study found that tenofovir DF remained independently associated with an elevated risk of proteinuria, rapid decline in kidney function and development of chronic kidney disease.

We believe that CVC has the potential to be an effective immunomodulatory treatment for other CCR2 and CCR5 mediated inflammatory and fibrotic driven diseases. We plan to continue to explore options for collaborations to potentially advance CVC as an adjunctive therapy to standard of care for HIV as well as other potential indications for CVC.

Commercialization

We believe that the market for the treatment of NASH and PSC are specialty care markets driven by a concentrated group of physicians. Most patients are treated by physicians who specialize in the treatment of liver disease, including hepatologists and certain gastroenterologists and endocrinologists.

Our current plan is to commercialize CVC ourselves in North America and Europe if it is approved. We anticipate that our commercialization efforts will include our internal commercial organization, sales people, other specialists, and other contracted outside resources who will focus on the specialist physicians who manage care for NASH and PSC patients. Outside of the United States and Europe, subject to obtaining necessary marketing approvals, we likely will seek to commercialize CVC through distribution or other collaboration arrangements. We also plan to develop combination therapies for the treatment of NASH that may offer partnership opportunities.

Competition

The biopharmaceutical industry is characterized by rapidly evolving technology and intense competition. A large number of companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, engage in activities similar to our activities. Many of our competitors have substantially greater financial and other resources available to them and some of our competitors’ current or future products and technologies may be in direct competition with ours.

We are aware of several companies with development programs targeting NASH in clinical trials including Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Cempra, Inc., Conatus Pharmaceuticals Inc., Galectin Therapeutics, Inc., Galmed Medical Research Ltd., Genfit Corp., Gilead Sciences, Inc., Immuron Ltd., Intercept Pharmaceuticals, Inc., MediciNova, Inc., NGM Biopharmaceuticals, Inc., Nimbus Therapeutics, Novartis AG, Novo Nordisk A/S, NuSirt Biopharma, Inc., Shire plc, Takeda Pharmaceutical Company Limited, or Takeda, Viking Therapeutics, Inc. and Zydus Cadilla.

Many of the agents in development target metabolic mechanisms in NASH, such as peroxisome proliferator-activated receptors, or PPAR, agonists and farnesoid X, or FXR, receptor agonists. Other agents in development target fibrosis, such as targeting the collagen cross-linking enzyme lysyl oxidase-like 2, or LOXL2. We are not aware of a competitor with an active development program for NASH targeting CCR2/CCR5 inhibition. We believe that targeting CCR/CCR5 inhibition will allow us to pursue combination strategies with other agents.

Additionally, we are aware of the following companies with development programs in PSC: Acorda Therapeutics, Inc./Biotie Therapies Corp., Gilead Sciences, Inc., Intercept Pharmaceuticals, Inc., and Shire plc.

Manufacturing

We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third party contract manufacturers, or CMO, for all our required raw materials, drug substance and drug product needs for preclinical research and clinical trials. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates if they are approved. If any of our products are approved by any regulatory agency, we intend to enter into agreements with a third party contract manufacturer and one or more back-up manufacturers for the commercial production of those products. Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. See Item 1A. “Risk Factors”.

Intellectual Property Rights

Patents

We own and have licensed a number of our patents relating to our products, which in the aggregate are believed to be of material importance to us in the operation of our business. See Item 1A. “Risk Factors”.

The proprietary nature of, and protection for, our product candidates and our discovery programs, processes and know-how are important to our business. We have sought patent protection in the United States and internationally for CVC and related product candidates, and any other inventions to which we have rights, where available and when appropriate. Our policy is to pursue, maintain and defend patent rights in strategic areas, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against third party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes.

We own exclusively several patents covering CVC which we obtained from Takeda, and have also licensed intellectual property relating to CVC from Takeda. Patents owned by or licensed to us covering CVC composition of matter are expected to expire in the United States in 2022, before any potential patent term extensions or exclusivity protection or adjustments for patent office delays, and in 2023 when such adjustments for patent office delays are considered. We own or have rights to additional patents and pending patent applications that cover formulations, combination products, and use of CVC to treat various indications with expected patent expiration dates in the United States that range from 2022 (for issued patents) to potentially 2036 (for currently-filed provisional patent applications if patents were to issue on non-provisional applications filed thereon).

Our patent portfolio for CVC contains patents directed to the composition of matter of CVC. As of May 5, 2015, we owned one issued U.S. patent and several corresponding foreign patents directed specifically to the composition of matter of CVC. Foreign patents for the composition of matter of CVC have been granted in Canada, Japan and the European Union (with corresponding validations in 18 European countries: Austria, Belgium, Switzerland, Czech Republic, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Ireland, Italy, Netherlands, Portugal, Sweden, Slovak Republic and Turkey). We expect that the composition of matter CVC patent, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in 2023 (U.S.) when adjustments for patent office delays are considered, and 2022 (international). It is possible that the term of a composition of matter patent in the United States could be extended up to five additional years under the provisions of the Hatch-Waxman Act. Patent term extension may also be available in certain foreign countries upon regulatory approval.

Our patent portfolio also includes patents directed to CVC compound classes, pharmaceutical compositions, combination products, methods of synthesis and methods of use of CVC to treat HIV and certain inflammation, autoimmune and other indications. As of February 26, 2016, we owned three issued U.S. patents and several corresponding foreign patents directed to such subject matter. Foreign patents have been granted in Canada, Japan and the European Union (where the EP patent directed to CVC compound classes, their pharmaceutical compositions, use of CVC compound classes for treating HIV, and method of making CVC compound classes has validations in 4 European countries: Germany, France, United Kingdom, and Ireland; and the EP patent directed to use of CVC for treating inflammation, autoimmune and other diseases, combo therapy of CVC, and process of making CVC has validations in 18 European countries: Austria, Belgium, Switzerland, Czech Republic, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Ireland, Italy, Netherlands, Portugal, Sweden, Slovak Republic and Turkey). We also own pending applications in the United States and Japan directed to such subject matter.

We expect that the CVC compound class, pharmaceutical compositions, methods of synthesis, and methods of use patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in 2023 (U.S.) and 2022 (international), and that the CVC combination products patents will expire in 2022 (United States and international). In addition, our patent portfolio includes pending applications directed to CVC product formulations, combination products, and other therapeutic use of CVC. These patent applications, if issued as patents, will have potential patent expiration dates ranging from 2034 to 2036. Below is a summary of our patents and patent applications and the projected patent terms and, if applicable, extension dates:

Trademarks and Other Intellectual Property Rights

Our intellectual property also includes copyrights, confidential and trade secret information.

Our trademarks are protected under the common law and/or by registration in the United States and other countries. We consider these trademarks in the aggregate to be of material importance in the operation of our business.

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. These agreements are designed to protect our proprietary information. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Collaborations and License Agreements

Takeda License

In August 2007, we entered into an exclusive license agreement with Takeda relating to CVC (then known as TAK-652) and TAK-220 and its salts. Under the agreement, Takeda assigned to us certain patents relating to CVC and TAK-220. Takeda also agreed not to enforce certain ancillary patents relating to CVC and TAK-220 against us and granted us an exclusive license under know-how and other information relating to CVC and TAK-220, in each case on a worldwide basis to manufacture, develop and commercialize both product candidates globally. The agreement was amended in November 2009 to update the lists of assigned patents and ancillary patents.

Under the agreement, we agreed to use commercially reasonable efforts to develop CVC for the treatment of HIV infection and, if we choose to develop CVC for any other indication or choose to develop TAK-220, we must use commercially reasonable efforts with respect to such development activities. We must also use commercially reasonable efforts to obtain regulatory approval for licensed products we develop in the U.S. and Europe, and in any other countries we deem appropriate. In addition, we must achieve first commercial sale of a licensed product within a specified period of time after receipt of regulatory approval therefor, subject to certain exceptions. Finally, we must use commercially reasonable efforts to maintain, apply for patent term extensions with respect to, and take action against infringement of the patents assigned to us under the agreement. During the term of the agreement, we may not develop or commercialize any CCR5 antagonist products, other than CVC and TAK-220, for any indications for which we are developing or commercializing CVC and TAK-220.

Under the agreement, we paid to Takeda an upfront license fee of $3.0 million and are obligated to pay to Takeda up to $102.0 million in the aggregate in development and sales milestones. We are also obligated to pay to Takeda tiered royalties based on aggregate annual net sales of all licensed products from the high single digit to the low double digit percentage of net sales, subject to certain reductions and exceptions. Our obligation to pay royalties to Takeda expires on a country-by-country basis on the later of either expiration of the last to expire patent assigned to us under the agreement, or the earlier of the twelfth anniversary of the first commercial sale of the product or one or more generic versions of the product achieving a certain market share in such country.

Our agreement with Takeda continues in effect on a country-by-country and licensed product-by-licensed product basis until the expiration of our obligation to pay royalties to Takeda in such country with respect to such licensed product. Either we or Takeda may terminate the agreement for the other party’s material breach of the agreement, except that Takeda may terminate the agreement only with respect to the applicable licensed product if we materially breach our non-compete obligations. We may terminate the agreement under certain circumstances if we determine that further development or sale of licensed products is not feasible. If we terminate the agreement under such circumstances or Takeda terminates the entire agreement for our material breach, we would lose our right to use the know-how and other information relating to CVC and TAK-220 that was licensed to us by Takeda and, upon Takeda’s request, we must assign back to Takeda or abandon the patents assigned to us under the agreement and transfer to Takeda other materials and intellectual property that we developed during the term of the agreement.

Duke University

As part of the merger with Regado Biosciences, Tobira acquired the rights to intellectual property covering the discovery and development of two-component drug systems consisting of a therapeutic aptamer and its specific active control agent. These aptamers are single strands of nucleic acids, or oligonucleotides, which are chemically synthesized. The intellectual property portfolio included a license from Duke University, or Duke, as well as company generated patent filings. As of November 2015, issued and pending patents relating to the aptamer program had expiration dates between 2023 and 2036.

In November 2015, we entered an agreement with Duke to terminate our license and release our financial obligations with Duke. Additionally, we assigned our aptamer intellectual property to Duke and provided a payment of $0.1 million. In exchange, we are entitled to receive a percentage of payments, if any, received by Duke from the license or sale of the assigned intellectual property.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and analogous authorities in other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our product candidates must be approved by the FDA through the new drug application, or NDA, process before they may be legally marketed in the United States and by the European Medicines Agency, or EMA, through the marketing authorization application, or MAA, process before they may be legally marketed in Europe. Our product candidates will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

United States Government Regulation

NDA Approval Processes

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and the FDA’s implementing regulations. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an investigational new drug, or IND, application which must take effect before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, regulations to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of an NDA;
•	review of the product by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product or its components are produced to assess compliance with current good manufacturing practices, or GMP, regulations and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	payment of user fees and securing FDA approval of the NDA; and
•	compliance with any post-approval requirements, including potential requirements for a risk evaluation and mitigation strategies, or REMS, and post-approval outcomes studies required by the FDA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND application sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some nonclinical testing may continue even after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first Phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND, and may affect one or more specific studies or all studies conducted under the IND.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must timely report to FDA serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug. An IRB at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, monitor the study until completed and otherwise comply with IRB regulations.

Human clinical trials are typically conducted in three sequential Phases that may overlap or be combined:

•

Phase 1. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some products for severe or life-threatening diseases, such as cancer, and especially when the product may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients who already have the condition.

•

Phase 2. Clinical trials are performed on a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product approval and labeling claims. The FDA generally requires two adequate and well controlled Phase 3 clinical trials, but in some cases may accept a single large trial with confirmatory evidence.

Human clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In some cases, clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor, which is called the clinical monitoring board or data safety monitoring board. This group provides authorization for whether or not a trial may move forward at designated check points. These decisions are based on the limited access to data from the ongoing trial.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to the submission of an IND, at the end of Phase 2 and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next Phase of development.

Concurrent with clinical trials, sponsors usually complete additional animal safety studies and also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing commercial quantities of the product in accordance with GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug and the manufacturer must develop methods for testing the quality, purity and potency of the drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its proposed shelf-life.

The results of product development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified limited circumstances. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth review. NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is GMP-compliant. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured and tested. After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider its application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction, in a resubmission of the NDA, the FDA will issue an approval letter.

Fast Track, Breakthrough Therapy, Priority Review and Accelerated Approval

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are fast track designation, breakthrough therapy designation and priority review designation.

Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s NDA before the application is complete.

A product may also be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

The FDA may also designate an NDA for priority review if it is for a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed drug represents a significant improvement when compared with other available therapies. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on the NDA from 12 months to eight months.

Finally, the FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or another clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval. Accelerated approval is generally contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the drug’s clinical benefit.

Post-approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with GMP regulations and other laws. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from GMP requirements and impose reporting and documentation requirements upon the sponsor and any third party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain GMP compliance.

Failure to comply with the applicable U.S. requirements at any time during the product development process or approval process, or after approval, may subject us to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	warning or untitled letters;
•	refusal to approve pending applications;
•	withdrawal of an approval;
•	imposition of a clinical hold;
•	product seizures;
•	total or partial suspension of production or distribution; or
•	injunctions, fines, disgorgement, or civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising and promotion of drug products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often issued revised or reinterpreted by the agency. It is impossible to predict whether legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be issued or changed or what the impact of such changes, if any, may be.

Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to regulations of other countries governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the European Union, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under EU regulatory systems, a company may submit an MAA either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat AIDS, cancer, neurodegenerative disorders or diabetes and optional for those medicines which are highly innovative, provides for the grant of a single marketing authorization that is valid for all EU member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessments report, each member state must decide whether to recognize approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Other Healthcare Laws

Although we currently do not have any products on the market, if our drug candidates are approved and we begin commercialization, we may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting and physician sunshine laws and regulations.

The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, and can also result in criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, the absence of guidance in the form of regulations or court decisions, and the potential for additional legal or regulatory change in this area, it is possible that our future sales and marketing practices and/or our future relationships with physicians might be challenged under these laws, which could harm us.

Another significant statute that may apply to us in the future is the federal False Claims Act. The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Manufacturers can be held liable under these laws if they are deemed to ‘‘cause’’ the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for False Claims Act violations include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act, and certain states have enacted laws modeled after the federal False Claims Act.

Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we will have to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

More generally, The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, is expected to have a significant impact on the healthcare industry. The Affordable Care Act is expected to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the Affordable Care Act expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. We cannot predict the impact of the Affordable Care Act on pharmaceutical companies, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which has not yet occurred. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which the costs of our products will be covered by third party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results. If these third party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products after approved as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis. Decreases in third party reimbursement for our products once approved or a decision by a third party payor to not cover our products could reduce or eliminate utilization of our products and have a material adverse effect on our sales, results of operations and financial condition. In addition, state and federal healthcare reform measures have been and will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

In addition, in some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, reimbursement and pricing for products launched in the European Union do not follow those of the United States and generally tend to be significantly lower.

Product Liability Insurance

We maintain clinical trial insurance with $10.0 million in coverage in the United States and local policies in other countries of various amounts based on local requirements.

Employees

As of February 26, 2016, we had 19 full-time employees, including 10 engaged in research, development, and regulatory activities, and 9 in general and administrative functions.

Financial Information about Segments

We operate in a single accounting segment in the United States of America. We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies to treat liver disease, inflammation, fibrosis and HIV.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to: presenting only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act; having reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements; being exempt from the requirements to hold a non-binding advisory vote on executive compensation or seek stockholder approval of any golden parachute payments not previously approved; and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies.

Although we are still evaluating our options under the JOBS Act, we may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company” and thus the level of information we provide may be different than that of other public companies. If we do take advantage of any of these exemptions, some investors may find our securities less attractive, which could result in a less active trading market for our common stock, and our stock price may be more volatile. As an “emerging growth company” under the JOBS Act, we are permitted to delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. However, we are electing not to take advantage of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable.

We could remain an “emerging growth company” until the earliest to occur of:

•	the last day of December 2018;
•	the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion;

•

the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such fiscal year; or

•	the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

General Information

Tobira was incorporated in Delaware in December 2001.

Our principal executive offices are located at 701 Gateway Boulevard, Suite 300, South San Francisco, California 94080. Our telephone number is (650) 741-6625 and our e-mail address is info@tobiratherapeutics.com. Our Internet website address is www.tobiratherapeutics.com. No portion of our website is incorporated by reference into this Annual Report on Form 10-K.

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission, or the SEC. In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2016 annual meeting of stockholders, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Tobira) at its website at www.sec.gov. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Legal Proceedings

On February 2, 2015, a purported stockholder of Regado filed a putative class-action lawsuit (captioned Maiman v. Regado Biosciences, Inc., C.A. No. 10606-CB) in the Court of Chancery for the State of Delaware, or the Court, challenging the proposed stock-for-stock merger of Regado with Tobira, or the Proposed Merger. On February 25, 2015, a second, related putative class action (captioned Gilboa v. Regado Biosciences, Inc., C.A. No. 10720-CB) was filed in the Court challenging the Proposed Merger. On May 4, 2014, the Proposed Merger was consummated and Tobira became a wholly-owned subsidiary of Regado and changed its name to Tobira Development, Inc. The complaints name as defendants: (i) each member of Regado’s Board of Directors, (ii) Regado, (iii) Private Tobira, and (iv) Landmark Merger Sub Inc. Plaintiffs alleged that Regado’s directors breached their fiduciary duties to Regado’s stockholders by, among other things, (a) agreeing to merge Regado with Private Tobira for inadequate consideration, (b) implementing a process that was distorted by conflicts of interest, and (c) agreeing to certain provisions of the Merger Agreement that are alleged to favor Private Tobira and deter alternative bids. Plaintiffs also generally alleged that the entity defendants aided and abetted the purported breaches of fiduciary duty by the directors. On March 25, 2015, the Court consolidated the two actions and assigned lead counsel for plaintiffs (captioned In re Regado Biosciences, Inc. Stockholder Litigation, Consolidated C.A. No. 10606-CB). On March 27, 2015, plaintiffs filed a consolidated amended complaint, a motion for expedited proceedings and a motion for preliminary injunction. On April 20, 2015, the parties agreed in principle to resolve the litigation (subject to approval by the Court) and signed a memorandum of understanding setting forth the terms of a proposed settlement to provide additional disclosures related to the Merger Agreement and to cover Court-awarded fees. On April 23, 2015, as part of the proposed settlement, Regado provided additional disclosures to its stockholders. Since then, the parties have engaged in confirmatory discovery and are currently preparing a stipulation of settlement to be submitted to the Court for approval. As of December 31, 2015, the Company is unable to reasonably estimate an amount and/or a range of loss until the Company is made aware of the fees awarded by the Court to the plaintiffs under the proposed settlement, if any, as administered under settlement law. The Company maintains D&O insurance and tail coverage with deductibles of $2.0 million and $1.5 million, respectively.

Item 1A. Risk Factors.

You should carefully consider the risks described below, together with all of the other information included in or incorporated by reference into this report, before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we do not currently believe are important to an investor may also harm our business operations. If any of the events, contingencies, circumstances or conditions described in the following risks actually occurs, our business, financial condition or our results of operations could be seriously harmed. If that happens, the trading price of our common stock could decline and you may lose part or all of the value of any of our shares held by you.

Risks Related to our Business

We have limited operating history, have incurred significant operating losses since inception and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since inception and expect to incur significant losses for the foreseeable future as we continue our clinical trial and development programs for cenicriviroc, or CVC, and other future product candidates. As of December 31, 2015, we had an accumulated deficit of $163.4 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. As of December 31, 2015, we had cash and cash equivalents including restricted cash of $62.8 million. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if CVC or other future product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the foreseeable future.

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

CVC, a dual inhibitor of chemokine receptor type 2, or CCR2, and type 5, or CCR5, with anti-fibrotic and anti-inflammatory effects in liver disease models and antiviral effects on HIV has been the sole focus of our product development. Successful continued development and ultimate regulatory approval of CVC is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of CVC. We will need to raise sufficient funds for, and successfully enroll and complete, our ongoing clinical development program for CVC in NASH and PSC. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to complete the necessary clinical trials for CVC;
•	we may not be able to obtain adequate evidence of efficacy and safety for CVC in NASH, PSC, HIV or any other indication;
•	we do not know the degree to which CVC will be accepted as a therapy, even if approved;
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
•

the FDA and other foreign regulatory agencies have not issued guidance on development standards or endpoints for commercial approval of drugs for NASH or PSC and, if issued in the future, that guidance may call for additional or different clinical trials or endpoints than those included in our program;

•

the FDA or foreign regulatory agencies may require efficacy endpoints for a Phase 3 clinical trial for the treatment of NASH or PSC that differ from the endpoints of our current or future trials, which may require us to conduct additional clinical trials;

•	the mechanism of action of CVC is complex and we do not know the degree to which it will translate into a medical benefit in NASH or PSC;
•	if approved for NASH or PSC, CVC will likely compete with the off-label use of currently marketed products and other therapies in development; and
•	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

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

CVC has not yet received regulatory approval and unexpected problems may arise that can cause us to delay, suspend or terminate our development efforts. Further, CVC has not yet demonstrated efficacy in humans for NASH or PSC, and the long-term safety consequences of dual inhibition of CCR2 and CCR5 receptors is not known. Regulatory approval of new product candidates such as CVC can be more expensive and take longer than approval for candidates for the treatment of more well understood diseases with previously approved products. While we have received Fast Track designation for CVC for the treatment of NASH in patients with liver fibrosis, we may not benefit from any accelerated timelines or other regulatory benefits from this designation.

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
•

third party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GMP regulations or other regulatory requirements, or our CROs or other third parties not performing data collection or analysis in a timely or accurate manner;

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

•

third party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or

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

We have not yet determined the details of any potential Phase 3 trial designs, including identification of a primary endpoint that the FDA or other regulatory authorities would deem acceptable in a study for the treatment of NASH or PSC. If the FDA or other regulatory authorities determine that Phase 3 studies would require substantially different endpoints than those addressed in our ongoing or future clinical trials, we may need to conduct additional Phase 2 clinical trials of CVC.

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

We will be required to identify and enroll a sufficient number of patients with NASH or PSC for each of our ongoing and planned clinical trials of CVC in these indications, which we may fail to do. Also, we may encounter difficulties in identifying and enrolling NASH patients with a stage of disease appropriate for our ongoing or future clinical trials. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other foreign regulatory agencies. In addition, the process of finding and diagnosing patients may prove costly. Our inability to enroll a sufficient number of patients for any of our clinical trials would result in significant delays or may require us to abandon one or more clinical trials.

Any product candidate in our current or future clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent its regulatory approval or commercialization or limit its commercial potential.

Unacceptable adverse events observed in studies of our product candidates in current or future clinical trials could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This in turn could prevent us from completing development or commercializing the affected product candidate and generating revenue from its sale. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain regulatory approval or commercialize such product candidate.

Our product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays in, or prevent the receipt of the required approvals for, commercialization of our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory agencies. We are not permitted to market our product candidates until we receive regulatory approval from the FDA or comparable foreign regulatory bodies. The process of obtaining regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved, as well as the target indications and patient populations. Regulatory agencies may change their approval policies or regulations and have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval or testing of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

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

•

such authorities may find deficiencies in the manufacturing processes or facilities of third party manufacturers with which we or any of our potential future development partners contract for clinical and commercial supplies; or

•

the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our potential future development partners’ clinical data insufficient for approval.

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

Market acceptance and sales of CVC and other future product candidates will depend significantly on the availability of adequate insurance coverage and reimbursement from third party payors for any of our product candidates and may be affected by existing and future healthcare reform measures. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. Reimbursement by a third party payor may depend upon a number of factors including the third party payor’s determination that use of a product candidate is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product candidate from a government or other third party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of the applicable product candidate. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Further, reimbursement amounts may not support the demand for, or the price of, our product candidates. If reimbursement is not available or is available only in limited levels, we may not be able to commercialize certain of our product candidates profitably, or at all, even if approved.

Third party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide coverage of approved product candidates for medical indications other than those for which regulatory authorities have granted market approvals. As a result, significant uncertainty exists as to whether and how much third party payors will reimburse patients for their use of newly approved drugs, which in turn may put pressure on the pricing of drugs or force prescribers to use generic drugs. We expect to experience pricing pressures in connection with the sale of our product candidates, if approved, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals as well as country, regional or local healthcare budget limitations.

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

Even if CVC or any other future product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. Coverage and reimbursement of our product candidates by third party payors, including government payors, is also generally necessary for commercial success. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

•

our ability to obtain and maintain sufficient third party coverage or reimbursement from government healthcare programs, including Medicare and Medicaid, private health insurers and other third party payors;

•	unfavorable publicity relating to the product candidate; and
•	the willingness of patients to pay out-of-pocket in the absence of third party coverage.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Our efforts to educate the medical community and third party payors on the benefits of CVC or any other future product candidates may require significant resources and may never be successful. In addition, our ability to successfully commercialize our product candidate will depend on our ability to manufacture our products, differentiate our products from competing products and defend and enforce our intellectual property rights relating to our products.

If the market opportunity for CVC for the treatment of NASH or PSC is smaller than we believe, our future revenue may be adversely affected, and our business may suffer.

If the size of the market opportunity for CVC in NASH or PSC is smaller than we anticipate, we may not be able to achieve profitability and growth. While we are initially targeting CVC for the treatment of NASH, a disease we believe to be one of the most prevalent chronic liver diseases worldwide, our projections of the number of people who have NASH, as well as the subset of people with the disease who have the potential to benefit from treatment with CVC, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations and market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of this disease. The number of patients may turn out to be lower than expected. The effort to identify patients with the diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. For example, NASH is often undiagnosed and may be left undiagnosed for a long time. A definitive diagnosis of NASH is currently based on a histological assessment of a liver biopsy, which impacts the ability to easily identify patients. If improved diagnostic techniques for identifying NASH patients who will benefit from treatment are not developed, our market opportunity may be smaller than we currently anticipate. Additionally, the potentially addressable patient population may be limited or may not be amenable to treatment with CVC, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. PSC is a rare disease and, therefore, may have a limited market opportunity. Our estimates of the number of patients impacted by PSC may be incorrect and the market opportunity may be smaller than expected.

If we fail to develop and commercialize other product candidates, we may be unable to grow our business.

Although the development and commercialization of CVC is our primary focus, as part of our longer-term growth strategy, we plan to evaluate the development and commercialization of other therapies related to immune-mediated, inflammatory, orphan and other diseases. We will evaluate internal opportunities and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from immune-mediated or orphan or other disorders with high unmet medical needs and limited treatment options. These other product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

We are dependent on third-parties to supply the components of and manufacture CVC. If these third party suppliers do not supply sufficient quantities of materials to us on a timely basis and in accordance with applicable specifications, GMP regulations and other regulatory requirements, there could be a significant interruption of our supplies, which would adversely affect clinical development of the product candidate. Furthermore, if any of our contract manufacturers cannot successfully manufacture material that conforms to our specifications and within regulatory requirements, we will not be able to secure and/or maintain regulatory approval, if any, for our product candidates.

We will also rely on our contract manufacturers to purchase from third party suppliers the materials necessary to produce our product candidates for our anticipated clinical trials. We have limited control over the process or timing of the acquisition of raw materials by our contract manufacturers. Moreover, we currently do not have agreements in place for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial could considerably delay completion of that clinical trial, product candidate testing and potential regulatory approval of that product candidate.

We do not expect to have the resources or capacity to internally commercially manufacture CVC or any other future product candidates, if approved, and will likely continue to be dependent on third party manufacturers. Our dependence on third parties to manufacture and supply us with clinical trial materials and any approved product candidates may adversely affect our ability to develop and commercialize our product candidates on a timely basis.

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

We may not be successful in establishing and maintaining strategic partnerships, which could adversely affect our ability to develop and commercialize product candidates.

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

We have discontinued our investment in the aptamer program and we have transferred the related intellectual property to Duke University, or Duke, and may never realize any benefit from this program.

We have discontinued investment in our aptamer program and transferred all related intellectual property to Duke University. While our agreement with Duke provides for potential licensing payments to Tobira, realization of any benefit from this agreement is unlikely given the early stage of the program. In addition, we have no involvement or control in the ongoing development of the aptamer program and no assurances that any efforts will be made to advance the program.

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

There are currently no therapeutic products approved for the treatment of NASH. There are several commercially available products that are currently used off label for NASH, such as vitamin E (an antioxidant), diabetes medications (such as pioglitazone), antihyperlipidemic agents (such as gemfibrozil), pentoxifylline, ursodeoxycholic acid and others. In addition, there are numerous drugs in development for the treatment of NASH. We are aware of several companies with development programs targeting NASH in clinical trials including Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Cempra, Inc., Conatus Pharmaceuticals Inc., Galectin Therapeutics Inc., Galmed Medical Research Ltd., Genfit Corp., Gilead Sciences, Inc., Immuron Ltd., Intercept Pharmaceuticals, Inc., MediciNova, Inc., NGM Biopharmaceuticals, Inc., Nimbus Therapeutics Inc, Novartis AG, Novo Nordisk A/S, NuSirt Biopharma, Inc., Shire plc, Takeda Pharmaceutical Company Limited, or Takeda, Viking Therapeutics, Inc. and Zydus Cadilla. Many of the agents in development target metabolic mechanisms in NASH, such as peroxisome proliferator-activated receptors, or PPAR, agonists and farnesoid X, or FXR, receptor agonists. Other agents in development target fibrosis, such as targeting the collagen cross-linking enzyme lysyl oxidase-like 2, or LOXL2. We are not aware of a competitor with an active development program for NASH targeting CCR2/CCR5 inhibition.

There are currently no therapeutic products approved for the treatment of PSC. Ursodeoxycholic acid is the most studied therapy for PSC. Although several studies have shown that there is improvement in liver biochemistries, there is a long history of inconclusive trials failing to demonstrate positive clinical outcomes or increased transplant-free survival compared to placebo. In addition, there are drugs in development for the treatment of PSC. We are aware of several companies with development programs targeting PSC in clinical trials, including Acorda Therapeutics, Inc./Biotie Therapies Corp., Gilead Sciences, Inc., Intercept Pharmaceuticals, Inc. and Shire plc.

We are aware of several companies that market therapies in HIV, including Bristol-Myers Squibb Company, Gilead Sciences Inc., Janssen Pharmaceuticals Inc. and ViiV Healthcare. Other companies are also developing novel HIV therapies and vaccines.

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
•

the cost of establishing a marketing department or sales force may exceed our available financial resources or may exceed our expectations of the required staffing level or cost and the revenues generated by CVC or any other product candidates that we may develop, in-license or acquire; and

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

As of February 26, 2016, we had 19 full-time employees. We will need to grow our organization substantially to continue development and pursue the potential commercialization of CVC and other future product candidates, as well as function as a public company. As we seek to advance CVC and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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
•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers.

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

Our internal computer systems, or those of our development partners, third party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third party manufacturers to produce CVC and our other product candidates. Our ability to obtain clinical supplies of CVC or our other product candidates could be disrupted if the operations of these suppliers are affected similarly.

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

Although no third party has asserted a claim of patent infringement against us as of the filing date of this report, others may hold proprietary rights that could prevent CVC or our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidate or processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market CVC or our other product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product candidate or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing CVC or our other product candidates, which could harm our business, financial condition and operating results.

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

Our vendors or employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of vendor or employee fraud or other misconduct. Misconduct by vendor or employees could include intentional failures to comply with FDA and other regulatory authority regulations, provide accurate information to these regulatory authorities, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately, disclose unauthorized activities to us, or comply with securities laws. Vendor or employee misconduct could also involve the improper use of information obtained in the course of clinical trials, including for illegal insider trading activities, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter vendor or employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

We currently have rights to the intellectual property, through licenses from third parties and under patents that we own, to develop our product candidates. Because our programs may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these proprietary rights. For example, our product candidates may require specific formulations to work effectively and efficiently and the rights to these formulations may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

We may collaborate with U.S. and foreign academic institutions and industry collaborators to accelerate our preclinical or clinical research. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of that program and our business and financial condition could suffer.

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

Because we rely on third parties to research and develop and to manufacture our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

In addition, these agreements typically restrict the ability of our advisors, employees, third party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with in the future will usually expect to be granted rights to publish data arising out of such collaboration, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration, in addition to the opportunity to remove confidential or trade secret information from any such publication. In the future we may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

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

Although we believe that our existing cash and cash equivalents will be sufficient to fund our current operations through at least the next 12 months, we will require substantial future capital in order to complete the remaining clinical development for CVC and our other product candidates and to potentially commercialize these product candidates. We expect our spending levels to increase in connection with our clinical trials of CVC, as well as other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•

the type, number, scope, progress, expansion costs, results of and timing of our ongoing or future clinical trials or the need for additional clinical trials of CVC or any of our other product candidates which we are pursuing or may choose to pursue in the future;

•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•	the costs and timing of obtaining or maintaining manufacturing for CVC and any of our other product candidates, including commercial manufacturing if any product candidate is approved;
•	the costs and timing of establishing sales marketing, and reimbursement capabilities and enhanced internal controls over financial reporting;
•	the terms and timing of establishing and maintaining collaborations, license agreements and other partnerships;
•	costs associated with any new product candidates that we may develop, in-license or acquire;
•	the effect of competing technological and market developments; and
•	the costs associated with operating as a public company.

Some of these factors are outside of our control. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and commercialization of our product candidates. We expect that we will need to raise additional funds in the future.

We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through future debt and equity financing, as well as potential additional collaborations or strategic partnerships with other companies or through non-dilutive financings. Additional funding may not be available to us on acceptable terms or at all and covenants related to our term loan with Oxford may limit funding alternatives available to us. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

If we are unable to obtain funding on a timely basis, we will be unable to complete ongoing and planned clinical trials for CVC and any of our other product candidates and we may be required to significantly curtail some or all of our activities. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to our product candidates or some of our technologies or otherwise agree to terms unfavorable to us.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code.

As of December 31, 2015, we had federal and state net operating loss carryforwards of approximately $110.1 million and $10.7 million, respectively. The federal loss carryforwards will begin expiring in 2020, and the state loss carryforwards will begin expiring in 2016, unless previously utilized. The Company also had federal and California research and development credit carryforwards totaling $2.9 million and $0.7 million, respectively. The federal research and development credit carryforwards will begin to expire in 2033, unless previously utilized. The California research credits do not expire.

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

We are required to file federal and state income tax returns in the United States and various other state jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect which could affect the amount of tax paid to these jurisdictions.

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

Our executive officers, directors and stockholders who beneficially owned more than 5% of our common stock, in the aggregate, beneficially own shares representing approximately 71.1% of our common stock as estimated as of December 31, 2015. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As of February 26, 2016, we had outstanding options to purchase an aggregate of 3,284,327 shares of our common stock at a weighted average exercise price of $12.23 per share and warrants to purchase an aggregate of 64,657 shares of our common stock at a weighted average exercise price of $11.72 per share. The exercise of such outstanding options and warrants will result in dilution of your investment. In addition, as described below, you may experience additional dilution if we issue common stock in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Such future sales may be through Cowen and Company, LLC and may be made in sales deemed to be at-the-market equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as discussed in more detail in our Registration Statement on Form S-3, filed with the Securities and Exchange Commission on June 4, 2015. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

Our common stock may lose value and our common stock could be delisted from NASDAQ due to several factors or a combination of such factors. While our common stock is currently listed on NASDAQ, there can be no assurance that we will be able to maintain such listing. To maintain the listing of our common stock on NASDAQ, we are required to meet certain listing requirements, including, among others, a requirement to maintain a minimum closing bid price of $1.00 per share. If our common stock trades below the $1.00 minimum closing bid price requirement for 30 consecutive business days or if we do not meet other listing requirements, we may be notified by NASDAQ of non-compliance. There can be no assurance that the per share trading price of our common stock will remain above $1.00 per share or that we will be able to continue to meet other listing requirements. If our common stock is delisted, market liquidity for our common stock could be severely affected, and our stockholders’ ability to sell their shares of our common stock could be limited. In addition, our common stock could be subject to “penny stock” rules which impose additional disclosure requirements on broker-dealers and could further negatively impact our market liquidity for our common stock and our stockholders’ ability to sell their shares of our common stock. Accordingly, a delisting of our common stock from NASDAQ would negatively affect the value of our common stock. Delisting could also have other negative results, including, but not limited to, the loss of institutional investor interest.

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

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When and if we are a “large accelerated filer” or an “accelerated filer” and are no longer an “emerging growth company,” each as defined in the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of an exemption available to emerging growth companies from these auditor attestation requirements. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.

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

Our stock price has fluctuated in the past and may be volatile in the future, and in the past, companies that have experienced volatility in the market price of their stock have been subject to an increased incidence of securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. For example, in February 2015, two putative class action lawsuits were filed in the Court of Chancery for the State of Delaware against us and certain of our directors on alleging that certain of our directors breached their fiduciary duties in connection with the Merger. For more information, see Part I, Item 3. “Legal Proceedings”.

Risks Relating to the Merger

The integration of Tobira and Tobira Development will require significant resources and may not be successful.

There is limited history of Tobira (formerly known as Regado Biosciences, Inc.) and Tobira Development as a combined company. As a result, there can be no guarantee that the two companies will operate together successfully as a combined company. Integration of the companies and consolidation of their operations will require considerable management time, which could result in the diversion of management resources from other important matters.

The failure to successfully integrate the merged businesses in the expected timeframe could adversely affect the combined company’s future results.

The failure to successfully integrate and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the Merger.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our approximately 7,400 square-foot corporate headquarters facility located in South San Francisco, California. We believe our facility is adequate for current needs. Our lease expires in August 2019, and we have the option to extend the lease for five additional years at fair market value. We may need to acquire additional space if our business continues to grow. We continue to evaluate our facility requirements and believe that appropriate space will be available to accommodate our future needs.

Item 3. Legal Proceedings.

On February 2, 2015, a purported stockholder of Regado filed a putative class-action lawsuit (captioned Maiman v. Regado Biosciences, Inc., C.A. No. 10606-CB) in the Court of Chancery for the State of Delaware, or the Court, challenging the proposed stock-for-stock merger of Regado with Tobira, or the Proposed Merger. On February 25, 2015, a second, related putative class action (captioned Gilboa v. Regado Biosciences, Inc., C.A. No. 10720-CB) was filed in the Court challenging the Proposed Merger. On May 4, 2014, the Proposed Merger was consummated and Tobira became a wholly-owned subsidiary of Regado and changed its name to Tobira Development, Inc. The complaints name as defendants: (i) each member of Regado’s Board of Directors, (ii) Regado, (iii) Private Tobira, and (iv) Landmark Merger Sub Inc. Plaintiffs alleged that Regado’s directors breached their fiduciary duties to Regado’s stockholders by, among other things, (a) agreeing to merge Regado with Private Tobira for inadequate consideration, (b) implementing a process that was distorted by conflicts of interest, and (c) agreeing to certain provisions of the Merger Agreement that are alleged to favor Private Tobira and deter alternative bids. Plaintiffs also generally alleged that the entity defendants aided and abetted the purported breaches of fiduciary duty by the directors. On March 25, 2015, the Court consolidated the two actions and assigned lead counsel for plaintiffs (captioned In re Regado Biosciences, Inc. Stockholder Litigation, Consolidated C.A. No. 10606-CB). On March 27, 2015, plaintiffs filed a consolidated amended complaint, a motion for expedited proceedings and a motion for preliminary injunction. On April 20, 2015, the parties agreed in principle to resolve the litigation (subject to approval by the Court) and signed a memorandum of understanding setting forth the terms of a proposed settlement to provide additional disclosures related to the Merger Agreement and to cover Court-awarded fees. On April 23, 2015, as part of the proposed settlement, Regado provided additional disclosures to its stockholders. Since then, the parties have engaged in confirmatory discovery and are currently preparing a stipulation of settlement to be submitted to the Court for approval. As of December 31, 2015, the Company is unable to reasonably estimate an amount and/or a range of loss until the Company is made aware of the fees awarded by the Court to the plaintiffs under the proposed settlement, if any, as administered under settlement law. The Company maintains D&O insurance and tail coverage with deductibles of $2.0 million and $1.5 million, respectively.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is traded on the NASDAQ stock market under the symbol “TBRA” as of May 5, 2015, the date after our Merger with Regado. Prior to May 5, 2015, our common stock was traded on the NASDAQ stock market under the symbol “RGDO” since August 22, 2013. The following table sets forth the quarterly high and low sales prices per share of our common stock. The per share prices below reflect a one for nine reverse stock split effected on May 4, 2015:

	Price Range
	2015		2014
Fiscal Quarter	High	Low	High	Low
First	$14.49	$7.38	$126.90	$43.20
Second	24.31	10.44	120.51	44.55
Third	19.56	8.75	63.18	8.64
Fourth	13.75	8.81	10.71	7.20

On February 26, 2016, the last reported sales price of our common stock was $7.47 per share as reported by NASDAQ. As of February 26, 2016, there were approximately 47 stockholders of record of our common stock.

Comparative Stock Performance Graph

The comparative stock performance graph below compares our cumulative total stockholder return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index from August 22, 2013, the date our stock first commenced trading, through December 31, 2015. The graph tracks the performance of a $100 investment in our common stock and in each index with the reinvestment of dividends, if any. We did not declare or pay any dividends during this period. The period prior to May 5, 2015, includes financial information of Regado, our predecessor company. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Dividends

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. Future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may deem relevant.

Securities Authorized For Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated by reference to Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

Item 6. Selected Financial Data.

The following tables set forth selected financial data and is not intended to replace the financial statements and its accompanying notes included elsewhere in this report. The selected Statements of Operations and Comprehensive Loss Data for the years ended December 31, 2015, 2014 and 2013 and the selected Balance Sheet Data as of December 31, 2015 and 2014 were derived from our audited financial statements included elsewhere in this report. Our historical results are not necessarily indicative of results expected in the future. You should read the selected financial data below (in thousands, except share and per share data) in conjunction with the section Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and accompanying notes in this report.

	Year Ended December 31,
	2015	2014	2013
Statements of Operations and Comprehensive Loss Data:
Operating expenses
Research and development	$24,672	$12,181	$12,413
General and administrative	10,871	7,840	2,764
Impairment of intangible assets	17,315	—	—
Total operating expenses	52,858	20,021	15,177
Loss from operations	(52,858)	(20,021)	(15,177)
Other income (expense), net
Interest expense	(3,091)	(4,989)	(3,684)
Change in fair value of preferred stock warrant liabilities	1,939	1,181	272
Loss before income tax benefit (expense)	(54,010)	(23,829)	(18,589)
Income tax benefit (expense)	4,393	(271)	—
Net loss and comprehensive loss	$(49,617)	$(24,100)	$(18,589)
Net loss per share, basic and diluted	$(4.08)	$(59.72)	$(47.31)
Weighted-average common shares outstanding, basic and diluted	12,168,354	403,539	392,926

	December 31,
	2015	2014
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$62,765	$6,512
Working capital (deficit)	55,828	(31,047)
Total assets	65,469	8,346
Convertible notes, related party (1)	—	29,770
Term loan	15,074	14,789
Convertible preferred stock (1)	—	61,982
Accumulated deficit (2)	(163,377)	(113,760)
Total stockholders' equity (deficit) (1)(2)	42,771	(109,382)

(1)

In connection with the Merger, Private Tobira’s convertible notes and accrued interest were converted to 3,532,756 shares of Series B preferred stock. Private Tobira’s Series A and B preferred stock was converted to 3,916,772 shares of Private Tobira common stock. Upon the close of the Merger, all resultant Private Tobira common stock was exchanged for 10,654,460 shares of Regado common stock, as renamed Tobira and as discussed elsewhere in this report.

(2)	Includes the impairment of intangible assets of $17.3 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the section of this report entitled “Selected financial data” and our financial statements and accompanying notes included elsewhere in this report. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk factors.”

ABOUT TOBIRA THERAPEUTICS

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of therapies to treat liver disease, inflammation, fibrosis and HIV. Our lead product candidate, cenicriviroc, or CVC, is a first-in-class immunomodulator and dual inhibitor of CCR2 and CCR5 being evaluated for the treatment of non-alcoholic steatohepatitis, or NASH, primary sclerosing cholangitis, or PSC, and as an adjunctive therapy to standard of care in HIV. We operate in one reportable segment in the United States of America.

On May 4, 2015, Regado Biosciences, Inc. (Regado) completed its business combination with Tobira Therapeutics, Inc., or prior to the completion of the Merger described below, Private Tobira or, after the completion of the Merger described below, Public Tobira, in accordance with the terms of an Agreement and Plan of Merger and Reorganization, dated January 14, 2015 and amended on January 23, 2015, or the Merger Agreement. In connection with and immediately following the consummation of the Merger, Regado filed an amendment to the amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to change its name to Tobira Therapeutics, Inc.

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

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our clinical programs. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses were relatively consistent in fiscal years 2013 and 2014 and increased in fiscal year 2015. We expect that our research and development expenses will continue to increase in the future. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.

Research and development expenses by major programs or categories were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Phase 2b CENTAUR study	$14,421	$4,085	$—
Other clinical studies(1)	1,936	1,045	5,084
Preclinical studies	1,055	349	1,472
Contract manufacturing	1,957	1,717	2,329
Internal and unallocated research and development expense	5,303	4,985	3,528
Total research and development expense	$24,672	$12,181	$12,413

(1)

Other clinical studies primarily reflect expenditures for drug interaction and bioavailability studies, the Phase 2a ORION study, the Phase 2 PERSEUS study, a Phase 1 pioglitazone safety combination study, a Phase 1 hepatic impairment study and a Phase 2b HIV study.

Certain research and development expenses by major programs or categories have been reclassified to reflect their current nature.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and stock-based compensation expense for employees in executive, finance, business development and support functions. Other significant general and administrative expenses include the costs associated with obtaining and maintaining our patent portfolio, professional fees for accounting, auditing, consulting, legal services, travel and allocated overhead expenses.

We expect that our general and administrative expenses may increase in the future as we expand our operating activities as well as maintain and expand our patent portfolio. We expect these potential increases will likely include compensation, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize net deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes, in the period such determination is made.

We follow the accounting guidance on accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities based on the technical merits of the position. We have not recognized interest or penalties in our Statements of Operations and Comprehensive Loss since inception.

As of December 31, 2015, we had federal and state net operating loss carryforwards of approximately $110.1 million and $10.7 million, respectively. The federal loss carryforwards will begin expiring in 2020, and the state loss carryforwards will begin expiring in 2016, unless previously utilized. We also had federal and California research and development credit carryforwards totaling $2.9 million and $0.7 million, respectively. The federal research and development credit carryforwards will begin to expire in 2033, unless previously utilized. The California research credits do not expire.

Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In 2015, we performed an analysis on annual limitation as a result of ownership changes that may have occurred through December 2015. Our analysis indicates that changes occurred during 2004, 2005, 2007, and 2014. As a result of these changes, our net operating loss and tax credit carryforwards have been limited and are reflected in our disclosures. However, due to a lack of historical earnings and uncertainties surrounding our ability to generate future taxable income to realize the remaining tax assets, a full valuation allowance has been established to offset our net deferred tax assets.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements require us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

IPR&D, recognized in the Merger, consisted of intellectual property related to Regado’s aptamer platform, including patents from Duke University and was valued based on the estimated net present value of future cash flows expected to be generated from commercialization. Following the Merger, we attempted to license or partner the aptamer intellectual property to a third party. Given the expense to maintain the intellectual property and limited commercial interest, we decided to discontinue investment in the aptamer platform. As a result of this indicator of impairment, during 2015, we calculated and compared the fair value of the IPR&D to the carrying value to assess the recoverability of the asset and recorded an impairment of the IPR&D of $12.2 million which is included under the caption “Impairment of intangible assets” in the accompanying Statements of Operations and Comprehensive Loss. Subsequently, we entered into an agreement with Duke to terminate our license and release our financial obligations with Duke. Additionally, we assigned our aptamer intellectual property to Duke and provided a payment of $0.1 million. In exchange, we are entitled to receive a percentage of payments, if any, received by Duke from the license or sale of the assigned intellectual property.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting. Goodwill is not amortized but is evaluated for impairment as of October 31 of each year or if indicators of impairment exist that would, more likely than not, reduce the fair value from its carrying amount.

We recorded goodwill related to the Merger on May 4, 2015. As noted above under In-Process Research and Development, we were unable to divest or license the aptamer platform and have discontinued investment in the Regado business. We determined the fair value was less than the carrying value and impaired the IPR&D associated with our acquisition of Regado during 2015. Further, we determined the Regado operations acquired in the Merger had not been integrated with the Company and thus no benefit was realized. As a result, we recorded an impairment of goodwill of $5.1 million in accordance with applicable guidance, which is included under the caption “Impairment of intangible assets” in the accompanying Statements of Operations and Comprehensive Loss.

Preferred Stock Warrants

We issued freestanding warrants to purchase shares of our convertible preferred stock. We account for our warrants as either equity or liabilities based upon the characteristics and provisions of each instrument. The warrants are recorded as a liability on our balance sheet at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense), net in the accompanying Statements of Operations and Comprehensive Loss. The warrant liabilities will continue to be re-measured to fair value until such time as the warrants are no longer outstanding or the underlying securities into which the warrants are exercisable no longer contain deemed liquidation provisions that are outside the control of the Company. We estimate the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, expected yield, and risk-free interest rate.

In connection with the Merger, the warrants to purchase shares of Series B preferred stock issued in connection with the convertible notes expired unexercised. Additionally, the warrants to purchase shares of Series B preferred stock issued in connection with term loans converted to warrants to purchase common stock. The associated preferred stock warrant liability was revalued to fair value and reclassified to additional paid-in capital.

Research and Development Expenses

Research and development expenses consist primarily of fees paid to contract research organizations and other vendors for clinical, non-clinical and manufacturing services, salaries and related overhead expenses, consultant expenses, costs related to producing materials and costs related to compliance with regulatory requirements.

We recognize research and development expenses as incurred, typically estimated based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, manufacturing steps completed, or information provided by vendors on their actual costs incurred. We determine the estimates by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. We determine the estimates as of each balance sheet date based on facts and circumstances known to us at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the estimate accordingly. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are capitalized as prepaid expenses and recognized as expense in the period that the related goods are consumed or services are performed.

We may pay fees to third-parties for clinical, non-clinical and manufacturing services that are based on contractual milestones that may result in uneven payment flows. There may be instances in which vendor payments will exceed the level of services provided and result in a prepayment of the research and development expense.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2015 and 2014

The following table provides comparative results of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,		Increase/
	2015	2014	(Decrease)
Research and development	$24,672	$12,181	$12,491
General and administrative	10,871	7,840	3,031
Impairment of intangible assets	17,315	—	17,315
Other income (expense), net	(1,152)	(3,808)	(2,656)

Research and Development Expenses

Our research and development expenses were $24.7 million for the year ended December 31, 2015 compared to $12.2 million for the same period in 2014. Research and development expenses increased in the 2015 period primarily due to $10.4 million of increased clinical trial expenses for our Phase 2b CENTAUR study as the study was fully enrolled in 2015 whereas the study was in the initiation stages in the comparable 2014 period, $0.9 million for our Phase 2a ORION study which commenced during 2015, $0.7 million for the Phase 1 pioglitazone safety combination study, $0.7 million in preclinical combination and toxicology studies, $0.3 million in personnel and consultant expenses supporting the increased research and development activities, $0.2 million in process development activities and $0.1 million of planning and initiating expense for our Phase 2 PERSEUS study. These increases were offset by a decrease of $1.0 million due to completion of our Phase 1 study in patients with hepatic impairment during 2014. We expect our research and development expenses to increase over time as we advance our programs for CVC.

General and Administrative Expenses

Our general and administrative expenses were $10.9 million for the year ended December 31, 2015 compared to $7.8 million for the same period in 2014. General and administrative expenses increased in the 2015 period primarily due to $3.8 million of increased expenses consisting of salaries, benefits and overhead as a result of increased headcount, directors and officers insurance and investor relations expenses which are reflective of our growth as a public company, $1.7 million of legal and accounting services for general corporate purposes, $1.2 million of merger related expenses consisting primarily of legal and accounting services and $0.3 million in patent maintenance costs primarily due to incremental costs associated with the aptamer patents acquired from Regado in the Merger, which was subsequently divested. The year ended December 31, 2014 included $4.1 million of general and administrative expense related to a planned initial public offering and preparation for external reporting which were expensed when we entered into the Merger Agreement with Regado. We believe general and administrative expenses may increase over time as we advance our programs and expand our operating activities.

Impairment of Intangible Assets

We recorded an impairment of intangible assets related to our IPR&D and goodwill of $17.3 million during the year ended December 31, 2015, following the decision to discontinue investment in developing the intellectual property related to Regado’s aptamer platform. Subsequently, we entered into an agreement with Duke to terminate our license and release our financial obligations with Duke. Additionally, we assigned our aptamer intellectual property to Duke and provided a payment of $0.1 million.

Other Income (Expense), Net

Changes in components of other income (expense), net were as follows:

Interest Expense

Interest expense was $3.1 million for the year ended December 31, 2015 compared with $5.0 million for the same period in 2014.  The decrease was primarily driven by $2.5 million in interest expense on our convertible notes as a result of conversion to equity in connection with the Merger on May 4, 2015. This decrease was partially offset by a $0.6 million increase in stated interest and debt discount accretion due to the full year impact of the Oxford Loan that commenced in June 2014.

Change in Fair Value of Preferred Stock Warrant Liabilities

The change in fair value of preferred stock warrant liabilities for the year ended December 31, 2015 resulted in an increase in other income (expense), net of $1.9 million from $1.2 million for the same period in 2014. On May 4, 2015, in connection with the Merger, the preferred stock warrant liabilities were revalued to fair value and reclassified to additional paid-in capital.

Comparison of the Years Ended December 31, 2014 and 2013

The following table sets forth our results of operations for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,		Increase/
	2014	2013	(Decrease)
Research and development	$12,181	$12,413	$(232)
General and administrative	7,840	2,764	5,076
Other income (expense), net	(3,808)	(3,412)	396

Research and Development Expenses.

Our research and development expenses were $12.2 million for the year ended December 31, 2014 compared to $12.4 million for the same period in 2013. The decrease in research and development expenses of $0.2 million in 2014 was primarily due to decreases of $2.6 million in clinical trial expenses as we completed our Phase 2b trial in HIV infected patients, $1.8 million in lower spending on drug interaction studies and bioavailability studies, $1.1 million in lower preclinical activities and $0.8 million in lower manufacturing activities. These decreases were partially offset by increases of $4.1 million in expenses for our Phase 2b CENTAUR study, $1.0 million on our Phase 1 study in hepatically impaired patients, $0.6 million in 2014 annual performance bonuses and $0.2 million in regulatory expenses supporting our NASH program.

General and Administrative Expenses.

General and administrative expenses were $7.8 million for the year ended December 31, 2014 compared to $2.8 million for the same period in 2013. The increase in general and administrative expenses of $5.1 million in 2014 resulted from expensing approximately $4.1 million in a planned initial public offering and preparation for external reporting which were expensed when we entered into the Merger Agreement, $0.3 million of stock-based compensation expense related to stock options granted in 2014, $0.3 million in compensation related expenses in 2014, $0.1 million for legal fees supporting patent filings and maintenance, $0.1 million in legal fees associated with the Merger, $0.1 million in severance expense and $0.1 million of allocated overhead expenses for rent and depreciation related to the corporate headquarters.

Other Income (Expense), Net.

Changes in components of other income (expense), net were as follows:

Interest Expense.

Interest expense increased from $3.7 million for the year ended December 31, 2013 to $5.0 million for the same period in 2014. The increase in interest expense of $1.3 million was due to an increase in interest of $1.0 million associated with the issuance of $8.0 million in convertible notes in March 2014 and incremental interest on previously outstanding convertible notes, increased interest expense for term loan outstanding with Oxford of $0.5 million due to a higher average term loan balance than the comparable period in 2013, and due to the accretion of the debt discount for preferred stock warrants issued in connection with the Oxford term loan. These increases were offset by lower accretion of debt discounts associated with convertible debt-to-interest expense of $0.2 million as they became fully accreted in 2014.

Change in Fair Value of Preferred Stock Warrant Liabilities.

The change in fair value of preferred stock warrant liabilities for the year ended December 31, 2014 resulted in an increase in other income (expense), net from $0.3 million in 2013 to $1.2 million in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $49.6 million, $24.1 million and $18.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $163.4 million.

As of December 31, 2015, we had cash and cash equivalents including restricted cash of $62.8 million. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the Merger with Regado, issuance of convertible notes, and the issuance of senior term loans. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months.

On March 6, 2015, we issued convertible notes for $13.0 million, or the March 2015 Notes, which converted into common stock on May 4, 2015.

On May 4, 2015, we completed our Merger with Regado which provided $33.2 million in cash and cash equivalents. Immediately following the Merger, we raised $27.0 million in aggregate gross proceeds.

On June 3, 2015, we filed a shelf registration on Form S-3 with the SEC for the issuance and sale of up to an aggregate offering price of $150.0 million of shares of our common stock, preferred stock, warrants to purchase common stock, and units comprised of any combination of the foregoing. Included in the shelf registration, we may issue and sell up to an aggregate offering price of up to $40.0 million of our common stock through an at-the-market sales agreement with Cowen and Company, LLC. During August 2015, we sold an aggregate of 1,141,970 shares of common stock for gross proceeds of $15.1 million pursuant to the sales agreement.

Our primary uses of capital are, and we expect will continue to be, funding research efforts and the development of our product candidates, compensation and related expenses, hiring additional staff, including clinical, scientific, operational, financial, and management personnel, and costs associated with operating as a public company.  We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our Phase 2b CENTAUR study of CVC in patients with NASH and liver fibrosis as well as our Phase 2 PERSEUS study of CVC in patients with PSC. We currently project that we will announce our primary endpoint of Phase 2b CENTAUR study in the third quarter of 2016.

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

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash used in operating activities	$(31,294)	$(18,665)	$(16,894)
Net cash provided by (used in) investing activities	33,193	(180)	(1)
Net cash provided by financing activities	54,354	20,935	10,043
Net increase (decrease) in cash and cash equivalents	56,253	2,090	(6,852)

Cash Used in Operating Activities

Cash used in operating activities was $31.3 million for the year ended December 31, 2015 reflecting a net loss of $49.6 million offset by non-cash items consisting of an impairment in intangible assets of $17.3 million and a decrease of $4.4 million in the deferred tax liability following the decision to discontinue investment in developing the intellectual property related to Regado’s aptamer platform, interest expense on our convertible notes of $1.1 million, amortization of the debt discount associated with the fair value of our preferred stock warrants of $0.5 million, amortization of the beneficial conversion feature on our convertible notes of $0.4 million, stock-based compensation expense of $2.3 million and a decrease in the fair value of our preferred stock warrant liabilities of $1.9 million. Additionally, cash used in operating activities reflected an increase from net operating assets of $2.9 million primarily due to an increase in our accounts payable and accrued expenses and a decrease in our prepaid expenses that are both primarily associated with our Phase 2b CENTAUR study.

Cash used in operating activities was $18.7 million for the year ended December 31, 2014 reflecting a net loss of $24.1 million offset by non-cash items consisting of interest expense on convertible notes of $2.4 million, amortization of debt discount associated with the fair value of preferred stock warrants of $1.1 million, amortization of the beneficial conversion feature on the convertible notes of $0.9 million, stock-based compensation of $0.7 million and a decrease in the fair value of warrant liabilities of $1.2 million. Additionally, cash used in operating activities reflected an increase from net operating assets of $1.4 million primarily from an increase in accounts payable and accrued expenses related to costs incurred for a planned initial public offering, the Phase 2b CENTAUR study, 2014 annual performance bonuses, an increase in prepayment of expenses supporting the Phase 2b CENTAUR study, and an increase in restricted cash securing a letter of credit associated with the leased corporate headquarters.

Cash used in operating activities for the year ended December 31, 2013 was $16.9 million reflecting a net loss of $18.6 million offset by non-cash items consisting  of interest expense on convertible notes of $1.4 million, amortization of the debt discount associated with the fair value of preferred stock warrants of $1.3 million, amortization of the beneficial conversion feature on the convertible notes of $0.8 million, stock-based compensation expense of $0.4 million and a decrease in the fair value of warrant liabilities of $0.3 million. Additionally, cash used in operating activities reflected a decrease from net operating assets by $2.0 million primarily due to lower accounts payable and accrued expenses driven by the completion of the Phase 2b trial in HIV infected patients.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities of $33.2 million for the year ended December 31, 2015 was primarily related to cash received from the Merger.

Cash used in investing activities of $0.2 million for the year ended December 31, 2014 was primarily property and equipment purchases related to the move to our new headquarters.

There were no significant investing activities for the year ended December 31, 2013.

Cash Provided by Financing Activities

Cash provided by financing activities was $54.4 million for the year ended December 31, 2015 primarily reflecting net proceeds of $26.8 million, net proceeds of $14.4 million from the issuance of shares at-the-market, $13.0 million of net proceeds from the issuance of convertible notes which subsequently were converted to common stock in connection with the Merger and $0.2 million from stock option exercises.

Cash provided by financing activities for 2014 was $20.9 million primarily reflecting net proceeds from the Oxford term loan of $14.8 million and net proceeds from the issuance of $8.0 million of convertible notes, partially offset by $1.8 million used to repay the term loan with Square 1 Bank.

Cash provided by financing activities for 2013 was $10.0 million primarily reflecting net proceeds from the issuance of $12.0 million of convertible notes and $0.1 million of proceeds from stock option exercises, partially offset by $2.0 million used to make payments on the term loan with Square 1 Bank.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our principal contractual obligations and commitments as of December 31, 2015 that will impact our future liquidity:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan debt (1)	$15,000	$—	$11,788	$3,212	$—
Interest on term loan debt (2)	3,182	1,043	1,319	820	—
Lease obligations (3)(4)	1,171	321	637	213	—
Total	$19,353	$1,364	$13,744	$4,245	$—

(1)

Represents the Oxford Loan of $15.0 million with a five-year term. The loan bears interest at an annual fixed rate of 6.954% with interest only payments through December 31, 2016 followed by 30 equal monthly payments of principal and interest though June 1, 2019.

(2)	Includes an exit fee on the Oxford Loan of approximately 5.0% due at maturity.
(3)	Represents a five-year operating lease agreement for our corporate headquarters of approximately 7,400 square feet of office space.
(4)	Represents two capital leases for office equipment associated with our corporate headquarters.

Contractual Arrangements

In August 2007, we entered into a license agreement with Takeda relating to CVC (then known as TAK-652) and TAK-220. Under the agreement, Takeda assigned to us certain patents relating to CVC and TAK-220. Under the agreement, we paid to Takeda an upfront license fee of $3.0 million and are obligated to pay Takeda up to $102.0 million in the aggregate in development and sales milestones. We are also obligated to pay Takeda tiered royalties based on aggregate annual net sales of all licensed products from the high single digit to the low double digit percentage of net sales, subject to certain reductions and exceptions. Our obligation to pay royalties to Takeda expires on a country-by-country basis on the later of either expiration of the last to expire patent assigned to it under the agreement, or the earlier of the twelfth anniversary of the first commercial sale of the product or one or more generic versions of the product achieving a certain market share in such country.

We enter into contracts in the normal course of business with CROs and clinical sites for the conduct of clinical trials, preclinical research studies, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

Oxford Finance Term Loan

On June 30, 2014, and as amended on May 5, 2015 to address the Merger and August 10, 2015, we entered into the Oxford Loan for $15.0 million. The Oxford Loan bears interest at a fixed rate of 6.954% per annum with interest only payments through December 31, 2016 followed by 30 equal monthly payments of principal and interest until maturity at June 1, 2019. At the time of final payment, we are required to pay an exit fee of approximately 5.0% of the original principal balance of the Oxford Loan. In addition, we issued Oxford warrants to purchase an aggregate of 51,783 shares of common stock at an exercise price of $10.14 per share, subject to adjustment for stock splits, recapitalizations and certain other events. The warrants are exercisable for seven years from the date of issuance. We granted a security interest in all of its assets, except intellectual property.

The Oxford Loan restricts us from issuing dividends and contains customary affirmative and negative covenants. As of December 31, 2015, we were in compliance with all loan covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of December 31, 2015 consisted of readily available checking and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash or cash equivalents has significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Effects of Inflation

Inflation generally affects us with increased cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tobira Therapeutics, Inc.

We have audited the accompanying balance sheets of Tobira Therapeutics, Inc. as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tobira Therapeutics, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 3, 2016

TOBIRA THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$62,431	$6,178
Prepaid expenses and other current assets	820	1,013
Total current assets	63,251	7,191
Property and equipment, net	400	474
Restricted cash	334	334
Other assets	1,484	347
Total assets	$65,469	$8,346
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,089	$1,887
Accrued expenses and other liabilities	4,263	6,503
Capital lease obligations	23	21
Deferred rent	48	57
Convertible notes, related party	—	29,770
Total current liabilities	7,423	38,238
Capital lease obligations	17	40
Deferred rent	184	219
Term loan	15,074	14,789
Preferred stock warrant liabilities	—	2,460
Total liabilities	22,698	55,746
Commitments and contingencies (Note 12)
Convertible preferred stock	—	61,982
Stockholders’ equity (deficit):
Preferred stock, par value $0.001; 1,000,000 and no shares authorized as of December 31, 2015 and 2014, respectively; no shares issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, par value $0.001; 500,000,000 shares authorized and 18,815,689 shares issued and outstanding as of December 31, 2015; common stock, par value $0.0001; 8,456,867 shares authorized and 403,539 shares issued and outstanding as of December 31, 2014	19	—
Additional paid-in capital	206,129	4,378
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(163,377)	(113,760)
Total stockholders’ equity (deficit)	42,771	(109,382)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$65,469	$8,346

See accompanying notes to financial statements.

TOBIRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Operating expenses
Research and development	$24,672	$12,181	$12,413
General and administrative	10,871	7,840	2,764
Impairment of intangible assets	17,315	—	—
Total operating expenses	52,858	20,021	15,177
Loss from operations	(52,858)	(20,021)	(15,177)
Other income (expense), net
Interest expense	(3,091)	(4,989)	(3,684)
Change in fair value of preferred stock warrant liabilities	1,939	1,181	272
Loss before income tax benefit (expense)	(54,010)	(23,829)	(18,589)
Income tax benefit (expense)	4,393	(271)	—
Net loss and comprehensive loss	$(49,617)	$(24,100)	$(18,589)
Net loss per share, basic and diluted	$(4.08)	$(59.72)	$(47.31)
Weighted-average common shares outstanding, basic and diluted	12,168,354	403,539	392,926

See accompanying notes to financial statements.

TOBIRA THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Convertible Preferred Stock						Stockholders' Equity (Deficit)
	Series A		Series B		Series F		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2012	994,866	$30,908	2,151,722	$31,074	—	$—	382,838	$—	$2,054	$—	$(71,071)	$(69,017)
Restricted common stock vested in period	—	—	—	—	—	—	540	—	2	—	—	2
Issuance of shares from stock options exercised	—	—	—	—	—	—	20,161	—	63	—	—	63
Beneficial conversion feature related to convertible note	—	—	—	—	—	—	—	—	1,123	—	—	1,123
Stock-based compensation	—	—	—	—	—	—	—	—	423	—	—	423
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	(18,589)	(18,589)
Balance as of December 31, 2013	994,866	30,908	2,151,722	31,074	—	—	403,539	—	3,665	—	(89,660)	(85,995)
Reclassification of stock award liability from additional paid-in capital upon modification	—	—	—	—	—	—	—	—	(399)	—	—	(399)
Reclassification of stock award liability to additional paid-in capital upon expiration	—	—	—	—	—	—	—	—	292	—	—	292
Stock-based compensation	—	—	—	—	—	—	—	—	820	—	—	820
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	(24,100)	(24,100)
Balance as of December 31, 2014	994,866	30,908	2,151,722	31,074	—	—	403,539	—	4,378	—	(113,760)	(109,382)
Conversion of convertible notes and accrued interest to common stock	—	—	—	—	—	—	3,532,756	4	48,218	—	—	48,222
Conversion of Series A and B convertible preferred stock to common stock	(994,866)	(30,908)	(2,151,722)	(31,074)	—	—	3,916,772	4	61,978	—	—	61,982
Issuance of shares in connection with Merger	—	—	—	—	10,000	24,832	6,939,282	7	21,284	—	—	21,291
Conversion of Series F preferred stock assumed in Merger to common stock	—	—	—	—	(10,000)	(24,832)	222,222	—	24,832	—	—	24,832
Issuance of shares to financial advisors in connection with Merger	—	—	—	—	—	—	78,213	—	852	—	—	852
Issuance of shares for cash, net of issuance costs of $174	—	—	—	—	—	—	2,542,365	3	26,823	—	—	26,826
Issuance of shares at-the-market, net of issuance costs of $642	—	—	—	—	—	—	1,141,970	1	14,432	—	—	14,433
Issuance of shares from stock options exercised	—	—	—	—	—	—	38,570	—	162	—	—	162
Beneficial conversion feature recognized upon conversion of convertible notes	—	—	—	—	—	—	—	—	396	—	—	396
Reclassification of warrant liability to additional paid-in capital upon conversion from warrants on convertible preferred stock to common stock	—	—	—	—	—	—	—	—	521	—	—	521
Stock-based compensation	—	—	—	—	—	—	—	—	2,253	—	—	2,253
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	(49,617)	(49,617)
Balance as of December 31, 2015	—	$—	—	$—	—	$—	18,815,689	$19	$206,129	$—	$(163,377)	$42,771

See accompanying notes to financial statements.

TOBIRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(49,617)	$(24,100)	$(18,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118	51	18
Stock-based compensation	2,253	713	423
Loss on disposal of assets	—	3	—
Amortization of debt discount	483	1,070	1,257
Change in fair value of preferred stock warrant liabilities	(1,939)	(1,181)	(272)
Noncash interest expense on convertible notes	1,068	2,393	1,422
Amortization of beneficial conversion feature	429	928	800
Amortization of debt issuance costs	74	26	20
Deferred income taxes	(4,393)	—	—
Impairment of intangible assets	17,315	—	—
Change in assets and liabilities:
Prepaid expenses and other assets	439	(1,152)	400
Restricted cash	—	(284)	—
Accounts payable and accrued expenses	2,523	2,852	(2,373)
Deferred rent	(47)	16	—
Net cash used in operating activities	(31,294)	(18,665)	(16,894)
Investing activities
Cash received from Merger	33,232	—	—
Purchase of property and equipment	(39)	(180)	(1)
Net cash provided by (used in) investing activities	33,193	(180)	(1)
Financing activities
Proceeds from issuance of common stock, net	41,421	—	63
Proceeds from borrowings in connection with term loan, net	—	14,794	—
Proceeds from convertible notes, related party	12,954	7,982	11,980
Payments on term loan	—	(1,833)	(2,000)
Payments on capital lease obligations	(21)	(8)	—
Net cash provided by financing activities	54,354	20,935	10,043
Net increase (decrease) in cash and cash equivalents	56,253	2,090	(6,852)
Cash and cash equivalents at beginning of period	6,178	4,088	10,940
Cash and cash equivalents at end of period	$62,431	$6,178	$4,088
Supplemental disclosure of cash flow information
Cash paid for interest	$1,048	$479	$188
Noncash activities:
Conversion of convertible notes and interest to common stock	$48,222	$—	$—
Conversion of Series A and B convertible preferred stock to common stock	$61,982	$—	$—
Issuance of common stock in connection with Merger	$21,291	$—	$—
Conversion of Series F preferred stock assumed in Merger to common stock	$24,832	$—	$—
Issuance of common stock to financial advisors in connection with Merger	$852	$—	$—
Issuance of warrants in connection with term loan and convertible notes, related party	$—	$868	$570
Beneficial conversion feature recognized upon conversion of convertible notes	$396	$—	$1,123
Reclassification of warrant liability to additional paid-in capital upon conversion from warrants on convertible preferred stock to common stock	$521	$—	$—
Reclassification of stock award liability from additional paid-in capital upon modification	$—	$399	$—
Reclassification of stock award liability to additional paid-in capital upon expiration	$—	$292	$—
Common stock vested	$—	$—	$2
Landlord paid leasehold improvements	$—	$259	$—
Equipment purchased under capital leases	$—	$70	$—
Fair value of assets acquired and liabilities assumed in Merger:
Fair value of assets acquired	$18,723	$—	$—
Fair value of liabilities assumed	(5,832)	—	—
Fair value of net assets acquired in Merger	$12,891	$—	$—

See accompanying notes to financial statements.

TOBIRA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Tobira Therapeutics, Inc., or Tobira or the Company, is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies to treat liver disease, inflammation, fibrosis and HIV. The Company's lead product candidate, cenicriviroc, or CVC, is an immunomodulator and dual inhibitor of CCR2 and CCR5 being evaluated for the treatment of non-alcoholic steatohepatitis, or NASH, primary sclerosing cholangitis, or PSC, and as an adjunctive therapy to standard of care in HIV. The Company operates in one reportable segment in the United States of America.

On May 4, 2015, Regado Biosciences, Inc., or Regado, completed its business combination with Private Tobira (as defined below) in accordance with the terms of an Agreement and Plan of Merger and Reorganization, dated January 14, 2015 and amended on January 23, 2015, or the Merger Agreement. In connection with and immediately following the consummation of the Merger, Regado filed an amendment to the amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to change its name to Tobira Therapeutics, Inc.

The Company, or Tobira, as used in the accompanying notes to the financial statements, refers to Private Tobira prior to the completion of the Merger and Public Tobira subsequent to the completion of the Merger.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make informed estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes as of the date of the financial statements. The most significant estimates in the Company’s financial statements include the fair value of assets and liabilities, acquisitions, stock-based compensation, completeness of clinical trial accruals and income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable. Actual results may be materially different from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase as cash equivalents. Cash and cash equivalents primarily represent funds invested in readily available checking and saving accounts, and funds that invest in securities issued or guaranteed as to the principal and interest by the U.S. government. Cash and cash equivalents are recorded at face value or cost, which approximates fair market value. At times, the Company has cash and cash equivalents deposited at financial institutions in excess of federally insured deposit limits. Cash is held on deposit in major financial institutions and is subject to minimal credit risk.

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

The accompanying financial statements and notes to the financial statements give retroactive effect to the Private Tobira Reverse Split for all periods presented.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to a planned initial public offering, are capitalized and offset against initial public offering proceeds upon the consummation of an offering. In the event an offering is terminated, deferred offering costs are expensed. The Company capitalized deferred offering costs in 2014 related to a planned initial public offering that were expensed as of December 31, 2014 upon its termination.

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

IPR&D, recognized in the Merger, consisted of intellectual property related to Regado’s aptamer platform, including patents from Duke University, or Duke, and was valued based on the estimated net present value of future cash flows expected to be generated from commercialization. Following the Merger, the Company attempted to license or partner the aptamer intellectual property to a third party. Given the expense to maintain the intellectual property and limited commercial interest, the Company decided to discontinue investment in the aptamer platform. As a result of this indicator of impairment, during 2015, the Company calculated and compared the fair value of the IPR&D to the carrying value to assess the recoverability of the asset. During 2015, the Company recorded an impairment of the IPR&D of $12.2 million which is included under the caption “Impairment of intangible assets” in the accompanying Statements of Operations and Comprehensive Loss. Subsequently, the Company entered into an agreement with Duke to terminate its license and release its financial obligations with Duke. Additionally, the Company assigned its aptamer intellectual property to Duke and provided a payment of $0.1 million. In exchange, the Company is entitled to receive a percentage of payments, if any, received by Duke from the license or sale of the assigned intellectual property.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting. Goodwill is not amortized but is evaluated for impairment as of October 31 of each year or if indicators of impairment exist that would, more likely than not, reduce the fair value from its carrying amount.

The Company recorded goodwill related to the Merger on May 4, 2015. As noted above under In-Process Research and Development, the Company was unable to divest or license the aptamer platform and has discontinued investment in the Regado business. The Company determined the fair value was less than the carrying value and impaired the IPR&D associated with its acquisition of Regado during 2015. Further, the Company determined the Regado operations acquired in the Merger had not been integrated with the Company and thus no benefit was realized. As a result, the Company recorded an impairment of goodwill of $5.1 million in accordance with applicable guidance, which is included under the caption “Impairment of intangible assets” in the accompanying Statements of Operations and Comprehensive Loss.

Fair Value of Financial Instruments

Financial assets and liabilities are recorded at fair value. The carrying amounts of certain financial instruments, including cash equivalents, prepaid expenses and other assets, accounts payable and accrued expenses, approximate their fair value due to their short term maturities. Based on prevailing borrowing rates available to the Company for loans with similar terms, the Company believes that the fair value of long-term debt approximates its carrying value. The carrying amount of the warrant liability represents its fair value.

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

The Company values its assets and liabilities based on observable market prices or inputs. If observable prices or inputs are not available, fair values are measured using unobservable inputs based on the Company’s own assumptions about what market participants would use to price the asset or liability.

Fair value measurements are classified within one of three levels in a valuation hierarchy based upon the observability of significant inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical unrestricted assets or liabilities;
•

Level 2 inputs for similar assets and liabilities in active markets other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability; and

•

Level 3 inputs that are significant to the fair value measurement and unobservable (i.e. supported by little or no market activity), which require the reporting entity to develop its own valuation techniques and assumptions.

Property and Equipment

The Company records its property and equipment at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which are three to five years depending on asset class. Leasehold improvements are amortized over their estimated useful life or the related lease term, whichever is shorter. The Company expenses repair and maintenance costs as they are incurred.

Preferred Stock Warrants

The Company issued freestanding warrants to purchase shares of its convertible preferred stock. The Company accounts for its warrants as either equity or liabilities based upon the characteristics and provisions of each instrument. The warrants are recorded as a liability on the Company’s balance sheet at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense), net in the accompanying Statements of Operations and Comprehensive Loss. The warrant liabilities will continue to be re-measured to fair value until such time as the warrants are no longer outstanding or the underlying securities into which the warrants are exercisable no longer contain deemed liquidation provisions that are outside the control of the Company. The Company estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, expected yield, and risk-free interest rate.

In connection with the Merger, the warrants to purchase shares of Series B preferred stock issued in connection with the convertible notes expired unexercised. Additionally, the warrants to purchase shares of Series B preferred stock issued in connection with the term loans converted to warrants to purchase common stock. The associated preferred stock warrant liability was revalued to fair value and reclassified to additional paid-in capital.

Research and Development Expenses

Research and development expenses consist primarily of fees paid to contract research organizations and other vendors for clinical, non-clinical and manufacturing services, salaries and related overhead expenses, consultant expenses, costs related to acquiring manufacturing materials and costs related to compliance with regulatory requirements.

The Company recognizes research and development expenses as incurred, typically estimated based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, manufacturing steps completed, or information provided by vendors on their actual costs incurred. The Company determines the estimates by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. These estimates are made by the Company as of each balance sheet date based on facts and circumstances known to the Company at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the estimate accordingly. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are capitalized as prepaid expenses and recognized as expense in the period that the related goods are consumed or services are performed.

The Company may pay fees to third-parties for clinical, non-clinical and manufacturing services that are based on contractual milestones that may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the research and development expense.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes, in the period such determination is made.

The Company is required to file federal and state income tax returns in the United States and various other state jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect which could affect the amount of tax paid to these jurisdictions.

The Company follows the accounting guidance on accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities based on the technical merits of the position. The Company has not recognized interest or penalties in its Statements of Operations and Comprehensive Loss since inception.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events or circumstances from non-owner sources. Net loss and comprehensive loss were the same for all periods presented in the accompanying financial statements.

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

The following table sets forth the outstanding potentially dilutive securities, as adjusted retroactively to reflect the exchange for Regado shares, which have been excluded in the calculation of diluted net loss per share because including such would be anti-dilutive (in common stock equivalent shares):

	Year Ended December 31,
	2015	2014	2013
Common stock options	2,369,847	1,110,744	755,074
Warrants to purchase common stock	64,657	—	—
Warrants to purchase preferred stock	—	901,987	652,937
Convertible preferred stock	—	5,581,682	5,487,474
Convertible notes	—	3,368,650	2,342,727
Total	2,434,504	10,963,063	9,238,212

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. For public business entities and other entities that are subject to SEC reporting and regulation, the amendments of the guidance are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments is permitted for all entities. The Company is evaluating the impact of the guidance.

In November 2015, the FASB issued ASU, No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred tax assets and liabilities to be classified as noncurrent amounts on the Company’s balance sheet. For public business entities, the amendments of the guidance are effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2017 and interim periods with fiscal years beginning after December 15, 2018. Earlier adoption of the amendments is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company adopted this guidance retrospectively for all periods presented in the accompanying financial statements. As of December 31, 2015 and 2014, the Company established a full valuation allowance on its net deferred tax assets and did not have any amounts outstanding.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the presentation of debt issuance costs as a direct deduction from the face amount of a liability rather than an asset. Amortization of debt issuance costs is to be reported as interest expense. Additionally, amortization of a discount or premium is to be reported as interest expense in the case of liabilities or interest income in the case of assets. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2015 and interim periods with fiscal years beginning after December 15, 2016. Earlier adoption of the amendments is permitted for financial statements that have not been previously issued, and the new guidance shall be applied retrospectively to comparative balance sheets presented. The Company expects to adopt this guidance for its 2016 fiscal year and does not expect adoption to have a material impact on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This guidance is effective for fiscal periods ending after December 15, 2016, and, as such, will be applicable to the Company in 2016. Early adoption is permitted. The Company does not expect this standard to have a material impact on its financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changed the requirements for reporting disposals as discontinued operations. A disposal that represents a strategic shift that has a major effect on the Company’s operations and financial results, such as a major line of business, should be presented as a discontinued operation with additional financial disclosures. This guidance is effective for reporting periods beginning on or after December 15, 2014. The Company adopted this guidance during 2015. The decision to discontinue investment in the aptamer platform does not represent a strategic shift as prescribed by this guidance. Management concluded there was no impact to the Financial Statements resulting from adopting this guidance.

3. REVERSE MERGER

The Company completed its Merger with Regado on May 4, 2015. Based on the terms of the Merger, Private Tobira was deemed the acquiring company for accounting purposes, and the transaction was accounted for as a reverse acquisition under the acquisition method of accounting for business combinations in accordance with GAAP. Accordingly, the assets and liabilities of Regado were recorded as of the Merger closing date at estimated fair value.

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

IPR&D, recognized in the Merger, consisted of intellectual property related to Regado’s aptamer platform and was valued based on the estimated net present value of future cash flows expected to be generated from commercialization. The valuation of the aptamer platform technology was valued using the income approach which values the asset by estimating the present value of future economic benefits that the asset is expected to produce. The Company will not amortize IPR&D until research and development is complete and the asset is reclassified to a definite-lived amortizable asset. Subsequently, as discussed in Note 2, the Company recorded an impairment of the IPR&D during 2015.

Goodwill is calculated as the difference between the fair value of the consideration expected to be transferred and the values assigned to the identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is not expected to be deductible for tax purposes. Subsequently, as discussed in Note 2, the Company recorded an impairment of goodwill during 2015.

The deferred tax liability of $4.4 million relates to the temporary difference associated with the $12.2 million value of IPR&D. The deferred tax liability was recorded based on an effective tax rate of 35.99%. During 2015, the deferred tax liability was reduced to $0 and recorded as an income tax benefit of $4.4 million in the accompanying Statements of Operations and Comprehensive Loss following the impairment of the associated IPR&D.

Other liabilities include $0.9 million for the settlement of common stock for Merger related fees to financial advisors that were settled by the issuance of 78,213 shares of common stock. The fair value of the liability was determined based upon the fair value of Regado common stock using the closing price of $10.89 per share, as adjusted for the one for nine reverse stock split on May 4, 2015.

Pro Forma Results in connection with Merger

The Company’s operating results include operating expenses attributable to the former Regado business activities for the period of May 5, 2015 to December 31, 2015 and were $0.7 million for the year ended December 31, 2015, respectively.

The unaudited financial information in the following table summarizes the combined results of operations of the Company and Regado, on a pro forma basis, as if the Merger had occurred at the beginning of the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2015	2014
Net loss	$(55,418)	$(88,091)
Deemed dividend	—	(14,840)
Net loss attributable to stockholders	$(55,418)	$(102,931)
Net loss attributable to preferred stockholders	$—	$(1,929)
Net loss attributable to common stockholders, basic and diluted	$(55,418)	$(101,002)
Net loss per share, basic and diluted	$(3.73)	$(8.68)

The above unaudited pro forma information was determined based on historical GAAP results of Tobira and Regado. The unaudited pro forma combined results are not necessarily indicative of what the Company’s combined results of operations would have been if the acquisition was completed on January 1, 2014. The unaudited pro forma combined net loss includes pro forma adjustments primarily relating to the following non-recurring items directly attributable to the business combination:

•	Elimination of transaction costs of $5.1 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively;
•

Elimination of stock-based compensation expense of $1.8 million and $0 related to the acceleration of vesting and modification of post-termination exercise periods of Regado stock option awards in connection with the Merger for the years ended December 31, 2015 and 2014, respectively;

•	Elimination of expense of $1.4 million and $0 related to severance agreements and transaction bonuses directly attributable to the Merger for the years ended December 31, 2015 and 2014, respectively;
•

Elimination of interest expense of $1.7 million and $4.2 million for the years ended December 31, 2015 and 2014, respectively, related to the conversion of Private Tobira’s convertible notes in connection with the Merger; and

•

Elimination of the change in fair value of preferred stock warrant liabilities of $1.9 million and $1.4 million of income for the years ended December 31, 2015 and 2014, respectively, to reflect 1) the net exercise and cancellation of warrants issued in connection with the convertible notes payable and 2) the conversion of the Oxford Finance LLC, Square 1, and Comerica warrants from warrants on preferred stock to warrants on common stock eliminating the terms that caused the preferred stock warrants to be classified as a liability.

The combined transaction costs of the Company were $6.8 million, which were expensed as incurred.

4. FAIR VALUE MEASUREMENTS

The following tables and disclosure present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$60,743	$—	$—	$60,743
Total	$60,743	$—	$—	$60,743

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,800	$—	$—	$4,800
Total	$4,800	$—	$—	$4,800
Liabilities
Preferred stock warrant liabilities	$—	$—	$2,460	$2,460
Total	$—	$—	$2,460	$2,460

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

The Company acquired IPR&D in connection with its Merger. IPR&D, recognized in the Merger, consisted of intellectual property related to Regado’s aptamer platform and was valued based on the estimated net present value of future cash flows expected to be generated from commercialization. The valuation of the aptamer platform technology was valued using the income approach which values the asset by estimating the present value of future economic benefits that the asset is expected to produce. There was no carrying value of IPR&D for the periods presented.

None of the Company’s non-financial assets or liabilities is recorded at fair value on a non-recurring basis for the periods presented. There were no transfers between levels within the fair value hierarchy during the periods presented.

The following table provides a reconciliation of liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands) for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Balance, beginning of period	$2,460	$2,773
Issuance of preferred stock warrants	—	868
Reclassification of stock award liability from additional paid-in capital upon modification	—	399
Reclassification of stock award liability to additional paid-in capital upon expiration	—	(292)
Change in fair value of stock award liability	—	(107)
Reclassification of preferred stock warrant liability to additional paid-in capital upon conversion to common stock	(521)	—
Change in fair value of preferred stock warrant liabilities (1)	(1,939)	(1,181)
Balance, end of period	$—	$2,460

(1)	Changes in fair value of the preferred stock warrant liabilities are recorded in other income (expense), net on the accompanying Statements of Operations and Comprehensive Loss.

As of December 31, 2015, there were no Level 3 liabilities measured at fair value outstanding. As of December 31, 2014, the significant unobservable inputs used to determine the fair value of preferred stock warrant liabilities using an option-pricing model and the weighted average assumptions used in determining the fair value of the outstanding preferred stock warrant liabilities were as follows: risk-free interest rate of 0.13%, no expected dividend yield, expected price volatility of 107%, and expected term (in years) of 0.8.

5. RESTRICTED CASH

The Company held restricted cash of $0.3 million as of December 31, 2015 and 2014 consisting of a cash secured letter of credit required by the landlord associated with the May 2014 headquarters lease.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Property and equipment:
Computer equipment and software	$66	$91
Furniture and fixtures	129	99
Leasehold improvements	321	305
Capital lease equipment	69	70
Total property and equipment	585	565
Less: Accumulated depreciation and amortization	(185)	(91)
Property and equipment, net	$400	$474

Depreciation and amortization expense was $118,000, $51,000 and $18,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Clinical trial expenses	$2,082	$478
Research and development	538	235
Compensation expense	1,182	928
Professional services and other	461	709
Loan interest	—	4,153
Total accrued expenses and other liabilities	$4,263	$6,503

8. DEBT AND WARRANTS

Convertible Notes and Warrants

On May 4, 2015, Private Tobira’s convertible notes of $43.0 million and accrued interest of $5.2 million, of which $36.0 million and $5.1 million, respectively, were with related parties, were converted into 3,532,756 shares of Series B preferred stock of Private Tobira immediately followed by conversion on a one for one basis into shares of Private Tobira common stock. The following table presents convertible notes, including principal and accrued interest, that were converted to shares of common stock (in thousands):

Convertible Notes	Principal	Accrued Interest
July 2012	$10,000	$2,369
January 2013	7,000	1,342
October 2013	5,000	617
March 2014	8,000	726
March 2015	13,000	168
Total	$43,000	$5,222

In connection with the conversion of the March 2015 notes, the Company recorded a contingent beneficial conversion feature of $0.4 million equal to the difference between the conversion price of $11.81 and the fair value of the underlying Series B preferred stock on the date of issuance. The contingent beneficial conversion feature was immediately expensed to interest expense and recorded in other income (expense), net, in the accompanying Statements of Operations and Comprehensive Loss.

On May 4, 2015, warrants issued to holders of the July 2012 notes, January 2013 notes, October 2013 notes and March 2014 notes expired unexercised. No warrants were issued in connection with the March 2015 notes.

Square 1 Bank Loan

In November 2011, the Company entered into a loan and security agreement with Square 1 Bank for a $4.0 million three-year loan, or the Square 1 Loan. The Square 1 Loan was paid in full and terminated in June 2014.

Oxford Finance Term Loan

On June 30, 2014, and as amended on May 5, 2015 to address the Merger, and as amended on August 10, 2015, the Company entered into an aggregate $15.0 million, five year term loan with Oxford Finance LLC, or the Oxford Loan. The Oxford Loan bears interest at a fixed rate of 6.954% per annum with interest only payments through December 31, 2016 followed by 30 equal monthly payments of principal and interest until maturity at June 1, 2019. At the time of final payment, the Company is required to pay an exit fee of approximately 5.0% of the original principal balance of the Oxford Loan, which the Company recorded as a liability and debt discount at the origination of the term loan. In addition, the Company incurred loan origination fees of $0.1 million which were recorded as a loan discount and debt issuance costs of $0.1 million which were recorded as an other asset.

In connection with the Oxford Loan, the Company granted a security interest in all of its assets, except intellectual property, provided that a judicial authority could require the Company’s intellectual property to be part of the collateral package to the extent necessary to satisfy repayment if the Company’s other secured assets are insufficient. The Oxford Loan restricts the Company from issuing dividends and contains customary affirmative and negative covenants. As of December 31, 2015, the Company was in compliance with all loan covenants.

The Company is permitted to make voluntary prepayments of the Oxford Loan with a prepayment fee, calculated as of the loan origination date, equal to (i) 3.0% of the loan prepaid during the first 12 months, (ii) 2.0% of the loan prepaid in months 13-24 and (iii) 1.0% of the loan thereafter. The Company is required to make mandatory prepayments of the outstanding loan upon the acceleration by the lenders following the occurrence of an event of default, along with a payment of the final payment, the prepayment fee and any other obligations that are due and payable at the time of prepayment.

The Company evaluated the Oxford Loan in accordance with accounting guidance for derivatives and determined there was de minimis value to the identified derivative features at issuance and at subsequent reporting periods through December 31, 2015.

The Company accounts for the debt discount and deferred issuance costs utilizing the effective interest method. The Company recorded interest expense and amortization of the debt discount of $1.3 million, $0.7 million and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

Long-term debt and unamortized discount balances are as follows (in thousands):

	December 31,
	2015	2014
Face value of term loan	$15,000	$15,000
Exit fee	755	600
Unamortized debt discount associated with issuance of preferred stock warrants, exit fee, and loan origination fees	(681)	(811)
Term loan, net	$15,074	$14,789

As of December 31, 2015, future minimum payments under the Oxford Loan were as follows (in thousands):

Year ending December 31,
2016	$1,043
2017	6,554
2018	6,554
2019	4,031
Total future minimum payments	18,182
Less: unamortized interest	(2,427)
Less: exit fee	(755)
Present value of loan payments	$15,000

The Company used approximately $0.8 million of the proceeds from the Oxford Loan to pay off its existing Term Loan with Square 1 Bank in June 2014.

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

The Company had the following shares of common stock warrants outstanding as of December 31, 2015 after giving effect for the Exchange Ratio:

			Shares
			Outstanding as of
		Per Share Exercise	December 31,
Issuance Date	Expiration Date	Price	2015
November 2011	November 2018	$10.14	11,835
May 2013	May 2023	$108.18	1,039
June 2014	June 2021	$10.14	51,783
			64,657

9. CONVERTIBLE PREFERRED STOCK

Prior to May 4, 2015, Private Tobira’s convertible preferred stock was classified as temporary equity on the accompanying balance sheets. The preferred stock was not redeemable. However, upon certain change in control events that were outside of the Company’s control, including liquidation, sale or transfer of control of the Company, holders of the convertible preferred stock had the right to receive its liquidation preference under the terms of the Company’s certificate of incorporation.

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

The following table summarizes the Company’s convertible preferred stock balances as of December 31, 2015 and 2014 (in thousands, except share and per share amounts):

	December 31,
	2015	2014
Series A, noncumulative convertible preferred stock, par value $0.0001; zero and 1,043,011 shares authorized as of December 31, 2015 and 2014, respectively; zero and 994,866 shares issued and outstanding as of December 31, 2015 and 2014, respectively; liquidation value of $0 and $31,000 as of December 31, 2015 and 2014, respectively	—	30,908
Series B, noncumulative convertible preferred stock, par value $0.0001; zero and 5,133,477 shares authorized as of December 31, 2015 and 2014, respectively; zero and 2,151,722 shares issued and outstanding as of December 31, 2015 and 2014, respectively; liquidation value of $0 and $54,600 as of December 31, 2015 and 2014, respectively	—	31,074

Following the completion of the Merger, on May 15, 2015, the holders of Series F convertible preferred stock elected to convert all 10,000 shares of outstanding preferred stock into 222,222 shares of common stock. No remaining convertible preferred stock balances were outstanding as of December 31, 2015.

10. STOCKHOLDERS’ EQUITY (DEFICIT)

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

On May 4, 2015, Tobira entered into the 2015 Purchase Agreement with certain Private Tobira stockholders and other institutional investors which provided for the sale and issuance, promptly after the consummation of the Merger, of 2,542,365 shares of Tobira at a purchase price of $10.62 per share (which price is equal to the closing price of Tobira’s common stock on April 30, 2015, as adjusted by the one for nine reverse split effected on May 4, 2015). The sale resulted in aggregate gross proceeds of $27.0 million of which $15.5 million were with related parties.

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

11. STOCK-BASED COMPENSATION EXPENSE

Plans

The Company adopted two stock compensation plans prior to the Merger, the 2007 Stock Option Plan, or the 2007 Plan, adopted in August 2007, and the 2010 Stock Option Plan, or the 2010 Plan, adopted in March 2010. The Company ceased granting awards under the 2007 Plan when it adopted the 2010 Plan. Options remain outstanding under both the 2007 Plan and the 2010 Plan. In connection with the Merger, all such options converted into options to purchase shares of Regado common stock, as renamed Tobira, and the applicable share amounts and exercise prices were adjusted to reflect the Exchange Ratio. The Company assumed the 2010 Plan under the terms of the Merger and may grant awards under this plan to certain employees. No additional grants can be made from the 2007 Plan, and shares subject to awards granted under this plan that cancel or expire unexercised do not revert to or become available for re-grant under any other Company stock compensation plan.

Prior to the Merger, Regado adopted two stock compensation plans, the 2004 Plan and 2013 Plan. Options remain outstanding under both the 2004 and the 2013 Plan. The number of shares subject to and the exercise prices applicable to these outstanding options were adjusted in connection with the one for nine reverse stock split. No additional grants may be made from the 2004 Plan. However, shares subject to awards granted under this plan that cancel or expire unexercised do revert to and become available for re-grant under the 2013 Plan pool. Options granted under the 2010 and 2013 Plans generally expire ten years from the date of grant. On July 9, 2015, the Company’s stockholders approved amendments to material terms of the Company’s 2013 Plan, including an increase by 1.2 million shares reserved for issuance and increases in, or imposition of, certain share limits under the 2013 Plan. The Company intends that the 2013 Plan will be its primary stock compensation plan in the future.

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

Stock Option Activity

As of December 31, 2015, a total of 113,270 and 997,811 options were available for grant under the 2010 and 2013 Plans, respectively.

The following table summarizes stock option activity:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2012	893,039	$3.29	8.11
Granted	170,269	$3.51		$1.37
Exercised	(20,161)	$3.14
Canceled	(288,073)	$3.40
Outstanding as of December 31, 2013	755,074	$3.30	7.62
Granted	865,516	$4.94		$4.02
Exercised	—	$—
Canceled	(509,846)	$3.27
Outstanding as of December 31, 2014	1,110,744	$4.59	8.72
Granted	766,882	$15.04		$11.60
Options assumed in the Merger	551,363	$30.11
Exercised	(38,570)	$4.20
Canceled	(20,572)	$28.09
Outstanding as of December 31, 2015	2,369,847	$13.99	8.28
Vested and expected to vest as of December 31, 2015	2,309,228	$14.05	8.26
Vested and exercisable as of December 31, 2015	1,155,771	$17.11	7.52

As of December 31, 2015, the range of exercise prices was between $2.59 and $112.77 for options outstanding.

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise. The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.4 million, $0 and $10,000, respectively.

The following table presents intrinsic values related to options as of December 31, 2015 (in thousands):

As of December 31, 2015
Intrinsic value of options outstanding	$6,314
Intrinsic value of vested and expected to vest	6,191
Intrinsic value of vested and exercisable	3,840

As of December 31, 2015, total unrecognized stock-based compensation expense related to nonvested equity awards was $8.3 million which is expected to be recognized over an estimated weighted-average period of 3.0 years.

Stock-based Compensation Expense

Stock-based compensation expense related to options granted was recorded as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$624	$149	$188
General and administrative	1,629	564	235
Total	$2,253	$713	$423

Valuation Assumptions

The Company determined stock-based compensation expense using the Black-Scholes option valuation model. The fair value of each stock option grant was determined using assumptions which are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed U.S. Treasury instruments with terms consistent with the expected term of the Company’s stock options. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determined the expected life assumption using the simplified method, which is an average of the options ordinary vesting period and the contractual term. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company reduced stock-based compensation expense for estimated forfeitures. Forfeitures were estimated at the time of grant based on historical experience, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted in the periods presented:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.56% — 1.93%	1.83% — 2.29%	1.10% — 1.68%
Expected price volatility	90.00% — 95.80%	94.50% — 105.40%	95.75% — 96.13%
Expected term (in years)	6.2	7.0	0.9 — 10.0
Expected dividend yield	— %	— %	— %

Prior to the Merger, the fair value of the shares of common stock underlying the stock options had been the responsibility of and determined by the Company’s Board of Directors. Because there had been no public market for the Company’s common stock, the Board of Directors determined fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third party valuations of the Company’s common stock, sales prices of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, among other factors.

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On February 2, 2015, a purported stockholder of Regado filed a putative class-action lawsuit (captioned Maiman v. Regado Biosciences, Inc., C.A. No. 10606-CB) in the Court of Chancery for the State of Delaware, or the Court, challenging the proposed stock-for-stock merger of Regado with Tobira, or the Proposed Merger. On February 25, 2015, a second, related putative class action (captioned Gilboa v. Regado Biosciences, Inc., C.A. No. 10720-CB) was filed in the Court challenging the Proposed Merger. On May 4, 2014, the Proposed Merger was consummated and Tobira became a wholly-owned subsidiary of Regado and changed its name to Tobira Development, Inc. The complaints name as defendants: (i) each member of Regado’s Board of Directors, (ii) Regado, (iii) Private Tobira, and (iv) Landmark Merger Sub Inc. Plaintiffs alleged that Regado’s directors breached their fiduciary duties to Regado’s stockholders by, among other things, (a) agreeing to merge Regado with Private Tobira for inadequate consideration, (b) implementing a process that was distorted by conflicts of interest, and (c) agreeing to certain provisions of the Merger Agreement that are alleged to favor Private Tobira and deter alternative bids. Plaintiffs also generally alleged that the entity defendants aided and abetted the purported breaches of fiduciary duty by the directors. On March 25, 2015, the Court consolidated the two actions and assigned lead counsel for plaintiffs (captioned In re Regado Biosciences, Inc. Stockholder Litigation, Consolidated C.A. No. 10606-CB). On March 27, 2015, plaintiffs filed a consolidated amended complaint, a motion for expedited proceedings and a motion for preliminary injunction. On April 20, 2015, the parties agreed in principle to resolve the litigation (subject to approval by the Court) and signed a memorandum of understanding setting forth the terms of a proposed settlement to provide additional disclosures related to the Merger Agreement and to cover Court-awarded fees. On April 23, 2015, as part of the proposed settlement, Regado provided additional disclosures to its stockholders. Since then, the parties have engaged in confirmatory discovery and are currently preparing a stipulation of settlement to be submitted to the Court for approval. As of December 31, 2015, the Company is unable to reasonably estimate an amount and/or a range of loss until the Company is made aware of the fees awarded by the Court to the plaintiffs under the proposed settlement, if any, as administered under settlement law. The Company maintains D&O insurance and tail coverage with deductibles of $2.0 million and $1.5 million, respectively.

Leases

The Company leased office space for approximately 7,500 square feet that expired in November 2013.

The Company leased office space encompassing approximately 7,000 square feet that expired in August 2014.

In May 2014, the Company entered into a five-year operating lease agreement for new corporate headquarters for approximately 7,400 square feet of office space. The lease contains escalating rent payments over the lease term and approximately $0.3 million tenant improvement allowance. The lease term commenced on August 8, 2014. The lease also contains an option to extend the term for an additional five years at fair market value.

The Company held capital leases relating to certain office equipment.

Future minimum lease payments as of December 31, 2015, are summarized as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31,
2016	$26	$296
2017	17	304
2018	—	314
2019	—	213
Total minimum lease payments	43	$1,127
Less: interest	(3)
Present value of minimum lease payments	40
Less: current portion of capital leases	23
Capital leases, net of current portion	$17

The Company recognizes its rent expense on a straight-line basis over the noncancelable term of its operating lease. Rent expense was $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

13. INCOME TAXES

The Company recorded a benefit for income taxes of $4.4 million and a provision for income taxes of $0.3 million for the years ended December 31, 2015 and 2014, respectively. The Company did not record a provision or benefit for income taxes for the year ended December 31, 2013. The Company has established a full valuation allowance against its net deferred tax assets due to management’s evaluation of the uncertainty surrounding the realization of those assets.

In connection with the Merger, the Company recorded a deferred tax liability of $4.4 million to reflect the temporary difference associated with the $12.2 million value of IPR&D. The deferred tax liability was recorded based on an effective tax rate of 35.99%. During 2015, the deferred tax liability recognized in connection with the Merger was reduced to $0 and recorded as an income tax benefit of $4.4 million in the accompanying Statements of Operations and Comprehensive Loss following the impairment of the associated IPR&D.

During the years 2009 and 2010 the Company recorded a total of $1.0 million as an income tax benefit in the Statements of Operations and Comprehensive Loss for the sale of net operating losses of $1.1 million under the New Jersey Economic Development Agency (NJEDA) Technology Tax Certificate Transfer Program. During 2014, the Company repaid the NJEDA $0.3 million as a pro-rated portion of the sales price of the sale of the net operating losses because the Company did not maintain its headquarters in the state of New Jersey for a period of five years subsequent to the sale. The repayment was recorded as an income tax expense in the accompanying Statements of Operations and Comprehensive Loss.

The following table provides a reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes:

	Year Ended December 31,
	2015	2014	2013
Expected income tax benefit at the federal statutory tax rate	35.0%	34.0%	34.0%
State income taxes, net of federal benefit	(3.9)	5.4	(4.3)
Other	3.6	1.7	3.8
Change in valuation allowance	(26.6)	(42.2)	(33.5)
Income tax expense (benefit)	8.1%	(1.1%)	0.0%

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss	$39,375	$33,485
Capitalized research and development	13,998	6,045
Research and development tax credit	2,413	1,345
Depreciation and amortization	646	819
Stock-based compensation	2,250	489
Accrued expenses	155	440
Total deferred tax assets	58,837	42,623
Deferred tax liabilities:
Beneficial conversion feature	—	(13)
Net deferred tax asset	58,837	42,610
Less: valuation allowance	(58,837)	(42,610)
Net deferred tax assets	$—	$—

As of December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $110.1 million and $10.7 million, respectively. The federal loss carryforwards will begin expiring in 2020, and the state loss carryforwards will begin expiring in 2016, unless previously utilized. The Company also had federal and California research and development credit carryforwards totaling $2.9 million and $0.7 million, respectively. The federal research and development credit carryforwards will begin to expire in 2033, unless previously utilized. The California research credits do not expire.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all evidence, including a history of operating losses and the Company’s ability to generate future taxable income to realize these assets, management has determined that it is more likely than not that the net deferred tax assets will not be realized and a full valuation allowance has been established to offset the net deferred tax asset. The Company’s valuation allowance increased by approximately $16.2 million and $10.0 million during 2015 and 2014, respectively.

Future utilization of the Company’s net operating loss and research and development credits carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code (IRC) Sections 382 and 383, as a result of ownership changes that may have occurred or that could occur in the future. An ownership change occurs when a cumulative change in ownership of more than 50% occurs within a three-year period.

The Company is subject to taxation in the United States. Because of the net operating loss and research credit carryforwards, substantially all periods since inception are subject to examination by U.S. federal and state tax jurisdictions, of which none are currently under examination.

The Company’s practice is to recognize interest and/or penalties related to income tax matters as income tax expense. The Company did not accrue interest or penalties on its accompanying balance sheets as of December 31, 2015 and 2014, and did not recognize interest or penalties in its Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013, respectively.

Uncertain Tax Positions

As of December 31, 2015, the Company’s total unrecognized tax benefits were $1.0 million of which none, if recognized, would affect the effective income tax rate due to the valuation allowance that offsets deferred tax assets. A reconciliation of the Company’s unrecognized tax benefits as of December 31, 2015, 2014 and 2013 is as follows (in thousands):

	December 31,
	2015	2014	2013
Unrecognized tax benefits, beginning of period	$571	$270	$—
Additions to tax positions — current year	381	185	270
Additions to tax positions — prior years	—	116	—
Unrecognized tax benefits, end of period	$952	$571	$270

The unrecognized tax benefits, if recognized, would decrease the Company’s credit carryforwards.

14. COLLABORATIONS AND LICENSE AGREEMENTS

Takeda

In August 2007, as amended in November 2009, the Company entered into an exclusive license agreement with Takeda Pharmaceutical Company Limited (Takeda). The license provides the Company with the worldwide right to manufacture, develop and commercialize cenicriviroc and TAK-220. Under this agreement, through December 31, 2015, the Company paid to Takeda an upfront license fee of $3.0 million which was expensed to research and development. Additionally, the Company is obligated to pay to Takeda up to $102.0 million in the aggregate in development and sales milestones. The Company is also obligated to pay to Takeda tiered royalties based on aggregate annual net sales of all licensed products from the high single digit to the low double digit percentage of net sales, subject to certain reductions and exceptions. The Company’s obligation to pay royalties to Takeda expires on a country-by-country basis on the later of either expiration of the last to expire patent assigned to the Company under the agreement, or the earlier of the twelfth anniversary of the first commercial sale of the product or one or more generic versions of the product achieving a certain market share in such country. As of December 31, 2015, no royalties have been paid to Takeda related to this agreement.

Duke University

As part of the merger with Regado Biosciences, Tobira acquired the rights to intellectual property covering the discovery and development of two-component drug systems consisting of a therapeutic aptamer and its specific active control agent. These aptamers are single strands of nucleic acids, or oligonucleotides, which are chemically synthesized. The intellectual property portfolio included a license from Duke as well as company generated patent filings. As of November 2015, issued and pending patents relating to the aptamer program had expiration dates between 2023 and 2036.

In November 2015, the Company entered an agreement with Duke to terminate its license and release its financial obligations with Duke. Additionally, the Company assigned its aptamer intellectual property to Duke and provided a payment of $0.1 million. In exchange, the Company is entitled to receive a percentage of payments, if any, received by Duke from the license or sale of the assigned intellectual property.

15. SUBSEQUENT EVENT

On February 17, 2016, the Company entered into an Agreement for Supply of Materials and Terms of Materials Transfer with Novartis Pharma AG, or Novartis. Under the terms of this agreement, Novartis will provide investigational materials to the Company to be studied in combination with the Company’s CVC in preclinical studies. The Company is responsible for the conduct of the study with all expenses associated with the study to be reimbursed by Novartis, as incurred.

16. QUARTERLY FINANCIAL DATA (unaudited)

The following table presents certain unaudited quarterly financial data. This data has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of normal recurring adjustments only, necessary to present fairly the unaudited quarterly results of operations and comprehensive loss (in thousands, except per share data):

	2015
	March 31	June 30	September 30	December 31
Operating expenses
Research and development	$5,671	$6,616	$6,092	$6,293
General and administrative	2,152	3,119	2,826	2,774
Impairment of intangible assets	—	—	17,315	—
Total operating expenses	$7,823	$9,735	$26,233	$9,067
Net loss and comprehensive loss	$(7,032)	$(10,987)	$(22,211)	$(9,387)
Net loss per share, basic and diluted	$(17.43)	$(0.99)	$(1.22)	$(0.50)

	2014
	March 31	June 30	September 30	December 31
Operating expenses
Research and development	$1,669	$3,094	$3,511	$3,907
General and administrative	869	1,873	12	5,086
Total operating expenses	$2,538	$4,967	$3,523	$8,993
Net loss and comprehensive loss	$(2,830)	$(7,916)	$(2,940)	$(10,414)
Net loss per share, basic and diluted	$(7.01)	$(19.62)	$(7.29)	$(25.81)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 annual meeting of stockholders, or the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated in this report by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information required by this item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated in this report by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

•	(a) The following documents are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

1. Financial Statements. See Index to Financial Statements under Item 8. “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

2. Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.

3. Exhibits. We have filed, or incorporated into this annual report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately following the signature page of this annual report on Form 10-K.

•	(b) Exhibits. See Item 15(a)(3) above.
•	(c) Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tobira Therapeutics, Inc.

Date: March 3, 2016	By:	/s/ Laurent Fischer, M.D.
Laurent Fischer, M.D.
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Laurent Fischer, M.D.	Chief Executive Officer	March 3, 2016
Laurent Fischer, M.D.

/s/ Christopher Peetz	Chief Financial Officer	March 3, 2016
Christopher Peetz

/s/ Dennis Podlesak	Chairman of the Board of Directors	March 3, 2016
Name

/s/ Pierre Legault	Director	March 3, 2016
Name

/s/ Andrew J. Fromkin	Director	March 3, 2016
Name

/s/ Eckard Weber, M.D.	Director	March 3, 2016
Name

/s/ Patrick Heron	Director	March 3, 2016
Name

/s/ Carol L. Brosgart, M.D.	Director	March 3, 2016
Name

/s/ Jeffrey H. Cooper	Director	March 3, 2016
Name

/s/ Gwen A. Melincoff	Director	March 3, 2016
Name

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 14, 2015, by and among Regado Biosciences, Inc., Tobira Therapeutics, Inc., Landmark Merger Sub Inc. and Brent Ahrens, as the Company Stockholders’ Agent.	8-K	001-35953	2.1	January 15, 2015

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of January 23, 2015, by and among Regado Biosciences, Inc., Landmark Merger Sub Inc., Tobira Therapeutics, Inc. and Brent Ahrens, as the Company Stockholders’ Agent.	8-K	001-35953	2.2	January 23, 2015

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35953	3.1	May 7, 2015

3.2	Certificate of Amendment of Seventh Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35953	3.2	May 7, 2015

4.1	Registration Rights Agreement, dated May 4, 2015 by and among Registrant and the Investors.	8-K	001-35953	10.1	May 7, 2015

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	10-Q	001-35953	10.1	August 11, 2015

10.2*	2007 Stock Plan and forms of agreements thereunder.	10-Q	001-35953	10.2	August 11, 2015

10.3*	2010 Stock Plan and forms of agreements thereunder.	10-Q	001-35953	10.3	August 11, 2015

10.4*	2013 Equity Compensation Plan, as amended.	10-Q	001-35953	10.4	August 11, 2015

10.5	License Agreement, dated August 1, 2007, by and between Takeda Pharmaceutical Company Limited and the Registrant.	8-K	001-35953	10.1	June 18, 2015

10.6	Amendment to License Agreement, dated November 9, 2009, by and between Takeda Pharmaceutical Company Limited and the Registrant.	8-K	001-35953	10.2	June 18, 2015

10.7	Offer Letter, dated March 17, 2014, between Laurent Fischer, M.D. and the Registrant.	10-Q	001-35953	10.7	August 11, 2015

10.8	Offer Letter, dated March 24, 2014, between Christopher Peetz and the Registrant.	10-Q	001-35953	10.8	August 11, 2015

10.9	Offer Letter, dated July 23, 2011, between Helen Jenkins and the Registrant.	10-Q	001-35953	10.9	August 11, 2015

10.10	Amendment to Employment Letter and Option Agreement, dated April 29, 2014, between Helen Jenkins and the Registrant.	10-Q	001-35953	10.10	August 11, 2015

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11	Separation Agreement and Release, dated February 13, 2014, between Andrew A. Hindman and the Registrant.	10-Q	001-35953	10.11	August 11, 2015

10.12	Warrant to Purchase Stock, issued November 9, 2011, for Square 1 Bank.	10-Q	001-35953	10.12	August 11, 2015

10.13	Offer Letter, dated November 24, 2011, between Eric A. Lefebvre, M.D. and the Registrant.	10-Q	001-35953	10.13	August 11, 2015

10.14	Office Lease, dated May 16, 2014, between the Registrant and DFW III Gateway, LLC.	10-Q	001-35953	10.14	August 11, 2015

10.15	Loan and Security Agreement, dated June 30, 2014, by and between Oxford Finance LLC and the Registrant.	10-Q	001-35953	10.15	August 11, 2015

10.16	Form of Warrant to Purchase Stock, issued June 30, 2014, for Oxford Finance LLC.	10-Q	001-35953	10.16	August 11, 2015

10.17	Consulting Agreement, dated July 15, 2014 and amended on July 15, 2015, by and between the Registrant and Carol L. Brosgart, M.D.	10-Q	001-35953	10.17	August 11, 2015

10.18*	Management Cash Incentive Plan	10-Q	001-35953	10.18	August 11, 2015

10.19	Consulting Agreement, dated May 4, 2015, between Michael A. Metzger and the Registrant.	10-Q	001-35953	10.19	August 11, 2015

10.20	Summary of Director Compensation Program effective July 9, 2015.	10-Q	001-35953	10.20	August 11, 2015

10.21	Second Amendment to Loan and Security Agreement, dated as of August 10, 2015, by and between Oxford Finance LLC and the Registrant.	10-Q	001-35953	10.21	August 11, 2015

10.22	Purchase Agreement, dated May 4, 2015 by and among the Registrant and the Investors (as defined therein).	8-K	001-35953	10.2	May 7, 2015

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.
†

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Tobira Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language contained in any filing.