Form 10-Q
period 2016-03-31
Tobira Therapeutics, Inc.
filed 2016-05-09
CIK 1311596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, there were 18,815,689 shares of the Registrant’s common stock outstanding.

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

Forward-Looking Statements

This report contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our expectations for the timing of clinical study results, including the CENTAUR, ORION and PERSEUS studies, and the timing and success of future development of our products, including cenicriviroc, or CVC, and evogliptin, or EVO, our possible or assumed future results of operations and expenses, business strategies and plans, trends, market sizing, competitive position, industry environment and potential growth opportunities, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons. Actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TOBIRA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$52,339	$62,431
Prepaid expenses and other current assets	1,164	802
Total current assets	53,503	63,233
Property and equipment, net	371	400
Restricted cash	334	334
Other assets	1,618	1,441
Total assets	$55,826	$65,408
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,769	$3,089
Accrued expenses and other liabilities	4,985	4,263
Capital lease obligations	24	23
Deferred rent	54	48
Term loan	1,109	—
Total current liabilities	9,941	7,423
Capital lease obligations	11	17
Deferred rent	166	184
Term loan	13,970	15,013
Total liabilities	24,088	22,637
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 1,000,000 shares authorized and no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, par value of $0.001 per share; 500,000,000 shares authorized and 18,815,689 shares issued and outstanding as of March 31, 2016 and December 31, 2015	19	19
Additional paid-in capital	207,317	206,129
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(175,598)	(163,377)
Total stockholders’ equity	31,738	42,771
Total liabilities and stockholders’ equity	$55,826	$65,408

See accompanying notes to unaudited condensed financial statements.

TOBIRA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Collaboration revenue	$107	$—
Operating expenses:
Research and development	8,679	5,671
General and administrative	3,341	2,152
Total operating expenses	12,020	7,823
Loss from operations	(11,913)	(7,823)
Other income (expense), net:
Interest expense, net	(308)	(1,245)
Change in fair value of preferred stock warrant liabilities	—	2,036
Net loss and comprehensive loss	$(12,221)	$(7,032)
Net loss per share, basic and diluted	$(0.65)	$(17.43)
Weighted-average common shares outstanding, basic and diluted	18,815,689	403,539

See accompanying notes to unaudited condensed financial statements.

TOBIRA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(12,221)	$(7,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,188	230
Depreciation and amortization	30	30
Amortization of debt discount	66	237
Amortization of beneficial conversion feature	—	24
Noncash interest expense on convertible notes	—	721
Change in fair value of preferred stock warrant liabilities	—	(2,036)
Change in assets and liabilities:
Prepaid expenses and other assets	(540)	769
Accounts payable and accrued expenses	1,403	1,093
Deferred rent	(12)	(10)
Net cash used in operating activities	(10,086)	(5,974)
Investing activities
Purchase of property and equipment	—	(22)
Net cash used in investing activities	—	(22)
Financing activities
Proceeds from convertible notes, related party	—	13,000
Payments on capital lease obligations	(6)	(5)
Net cash provided by (used in) financing activities	(6)	12,995
Net increase (decrease) in cash and cash equivalents	(10,092)	6,999
Cash and cash equivalents at beginning of period	62,431	6,178
Cash and cash equivalents at end of period	$52,339	$13,177
Supplemental disclosure of cash flow information
Cash paid for interest	$262	$262
Noncash activities:
Financing costs in accrued expenses	$—	$38

See accompanying notes to unaudited condensed financial statements.

TOBIRA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Tobira Therapeutics, Inc., or Tobira or the Company, is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies to treat liver disease, inflammation, fibrosis and HIV. The Company’s lead product candidate, cenicriviroc, or CVC, is an immunomodulatory and dual inhibitor of CCR2 and CCR5 being evaluated for the treatment of non-alcoholic steatohepatitis, or NASH, primary sclerosing cholangitis, or PSC, and as an adjunctive therapy to standard of care in HIV. The Company’s products also include evogliptin, or EVO, a DPP-4 inhibitor, which the Company plans to develop for NASH in combination with CVC. The Company operates in one reportable segment in the United States of America.

The Company, or Tobira, as used in the accompanying notes to the unaudited condensed financial statements, refers to Private Tobira prior to the completion of the Merger and Public Tobira subsequent to the completion of the Merger. See the note “Reverse Merger” in the accompanying notes to the condensed financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X set forth by the Securities and Exchange Commission, or the SEC, for interim reporting.  As permitted under these rules, certain footnotes or other financial information normally required by GAAP may be condensed or omitted. These financial statements were prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments including normal and recurring adjustments which the Company considers necessary for the fair presentation of financial information. These financial statements do not include all information required under GAAP for a complete set of financial statements. The condensed results of operations and comprehensive loss for the three months ended March 31, 2016 are not necessarily indicative of expected results for the full fiscal year or any other period. The condensed results of operations and comprehensive loss and the condensed statement of cash flows for the three months ended March 31, 2015 were derived from unaudited interim financial statements filed on Form 8-K/A on June 2, 2015. The condensed balance sheet as of December 31, 2015 was derived from the Company’s audited financial statements filed on Form 10-K on March 3, 2016.

The accompanying unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2015 included in the Company’s Form 10-K filed on March 3, 2016. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2016, except where described in the Company’s significant accounting policies below.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make informed estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes as of the date of the financial statements. The most significant estimates in the Company’s financial statements include stock-based compensation, completeness of clinical trial accruals and income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable. Actual results may be materially different from those estimates.

Collaboration Revenue

Revenue consists of amounts earned from collaboration agreements, as discussed in the note “Collaboration Agreement” in the accompanying notes to the condensed financial statements. The Company may enter into license and collaborative research and development agreements with pharmaceutical and biotechnology partners that may involve multiple deliverables. The Company’s agreements may include one or more of the following elements: upfront license payments, cost reimbursement for the performance of research and development activities, milestone payments, other contingent payments, contract manufacturing service fees, royalties and license fees. Each deliverable in an agreement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within an agreement and evaluates which deliverables represent separate units of accounting. Analyzing an arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. The Company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Non-refundable upfront fees received for license and collaborative agreements entered into and other payments under collaboration agreements where the Company has continuing performance obligations related to the payments are deferred and recognized over the estimated performance period. Revenue is recognized on a ratable basis, unless the Company determines that another method is more appropriate, through the date at which the Company’s performance obligations are completed. Management makes its best estimate of the period over which the Company expects to fulfill its performance obligations, which may include clinical development activities. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the performance period. The Company recognizes cost reimbursement revenue under collaborative agreements as related research and development costs are incurred, as provided for under the terms of these agreements.

Research and Development Expenses

Research and development expenses consist primarily of fees paid to contract research organizations and other vendors for clinical, non-clinical and manufacturing services, salaries and related overhead expenses, consultant expenses, costs related to acquiring manufacturing materials and costs related to compliance with regulatory requirements.

The Company recognizes research and development expenses as incurred, typically estimated based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, manufacturing steps completed, or information provided by vendors on their actual costs incurred. Amounts incurred in connection with collaboration agreements are included in research and development expenses. The Company determines the estimates by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. These estimates are made by the Company as of each balance sheet date based on facts and circumstances known to the Company at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the estimate accordingly. Nonrefundable advance payments for goods and services, including CRO services, fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are capitalized as prepaid expenses and recognized as expense in the period that the related goods are consumed or services are performed.

The Company may pay fees to third parties for clinical, non-clinical and manufacturing services that are based on contractual milestones that may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the research and development expense.

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

The following table sets forth the outstanding potentially dilutive securities, as adjusted retroactively to reflect the exchange for Regado shares in connection with the Merger which have been excluded in the calculation of diluted net loss per share because including such would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2016	2015
Common stock options	3,284,327	1,110,744
Warrants to purchase common stock	64,657	—
Warrants to purchase preferred stock	—	901,987
Convertible preferred stock	—	5,644,539
Convertible notes	—	4,722,064
Total	3,348,984	12,379,334

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2016-09, Compensation — Stock Compensation (Topic 718), which simplifies several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The requirements will be effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period. The Company expects to adopt the new standard in the first quarter of 2017.

In February 2016, the FASB issued ASU, No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The requirements will be effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of the guidance on its financial statements.

In November 2015, the FASB issued ASU, No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred tax assets and liabilities to be classified as noncurrent amounts on the Company’s balance sheet. The requirements will be effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The amendments may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company adopted this guidance retrospectively as of December 31, 2015. As of March 31, 2016 and December 31, 2015, the Company established a full valuation allowance on its net deferred tax assets and did not have any amounts outstanding.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the presentation of debt issuance costs as a direct deduction from the face amount of a liability rather than an asset. Amortization of debt issuance costs is to be reported as interest expense. Additionally, amortization of a discount or premium is to be reported as interest expense in the case of liabilities or interest income in the case of assets. The requirements are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted, and the new guidance shall be applied retrospectively to comparative balance sheets presented. The Company adopted this guidance for its 2016 fiscal year and retrospectively adjusted its December 31, 2015 balances in the accompanying Condensed Balance Sheet. The reclassification of debt issuance costs did not have a material impact on the accompanying financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. The requirements are effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this standard to have a material impact on its annual financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition impacted included, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. The requirements are effective for annual and interim periods beginning after December 15, 2016, and the Company may adopt the new standard under the full retrospective method or the modified retrospective method. Early adoption is not permitted. In August 2015, the FASB issued ASU, No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. As a result, the requirements are effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted only as of annual and interim periods beginning after December 15, 2016. The Company is evaluating the impact on its financial statements.

In March 2016, the FASB issued ASU, No. 2016-08, Revenue from Contracts with Customers (Topic 606), which clarifies the implementation guidance on principal versus agent considerations provided in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The effective date and transition requirements for the amendments of the update are the same as those in ASU 2014-09.

3.	REVERSE MERGER

Pro Forma Results in connection with Merger

The Company completed its Merger with Regado on May 4, 2015. Based on terms of the Merger Agreement dated January 14, 2015 and amended on January 23, 2015, Private Tobira was deemed the acquiring company for accounting purposes, and the transaction was accounted for as a reverse acquisition under the acquisition method of accounting for business combinations in accordance with GAAP. Accordingly, the assets and liabilities of Regado were recorded at estimated fair value as of the Merger closing date. Operating expenses attributable to the former Regado business activities after the Merger were $0.4 million for the three months ended March 31, 2016.

The unaudited financial information in the following table summarizes the combined results of operations of the Company and Regado, on a pro forma basis (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net loss attributable to stockholders	$(12,221)	$(13,518)
Net loss attributable to preferred stockholders	$—	$(200)
Net loss attributable to common stockholders, basic and diluted	$(12,221)	$(13,318)
Net loss per share, basic and diluted	$(0.65)	$(0.90)

The above unaudited pro forma information was determined based on historical GAAP results of Tobira and Regado. The unaudited pro forma combined results are not necessarily indicative of what the Company’s combined results of operations would have been if the acquisition was completed on January 1, 2015, which represents the first day applicable to present financial information on a pro forma basis. The unaudited pro forma combined net loss includes pro forma adjustments primarily relating to the following non-recurring items directly attributable to the business combination:

•	Elimination of transaction costs of $0 and $2.6 million for the three months ended March 31, 2016 and 2015, respectively;
•

Elimination of interest expense of $0 and $0.9 million for the three months ended March 31, 2016 and 2015, respectively, related to the conversion of Private Tobira’s convertible notes in connection with the Merger; and

•

Elimination of the change in fair value of preferred stock warrant liabilities of $0 and $2.0 million of income for the three months ended March 31, 2016 and 2015, respectively, to reflect 1) the net exercise and cancellation of warrants issued in connection with the convertible notes payable and 2) the conversion of the Oxford Finance LLC, Square 1, and Comerica warrants from warrants on preferred stock to warrants on common stock eliminating the terms that caused the preferred stock warrants to be classified as a liability.

4.	FAIR VALUE MEASUREMENTS

The following tables and disclosure present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$50,443	$—	$—	$50,443
Total	$50,443	$—	$—	$50,443

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$60,743	$—	$—	$60,743
Total	$60,743	$—	$—	$60,743

The carrying amounts of the Company’s financial instruments, including cash, restricted cash, accounts receivable, deposits, accounts payable, and accrued expenses and other liabilities, approximate fair value due to their short maturities. The Company’s lease obligations and term loan have fair values that approximate their carrying value based on prevailing borrowing rates available to the Company for instruments with similar terms.

None of the Company’s non-financial assets or liabilities is recorded at fair value on a non-recurring basis for the periods presented. There were no transfers between levels within the fair value hierarchy during the periods presented.

The following table provides a reconciliation of liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands) for the three months ended March 31, 2016 and the year ended December 31, 2015:

	March 31, 2016	December 31, 2015
Balance, beginning of period	$—	$2,460
Reclassification of preferred stock warrant liability to additional paid-in capital upon conversion to common stock	—	(521)
Change in fair value of preferred stock warrant liabilities (1)	—	(1,939)
Balance, end of period	$—	$—

(1)	Changes in fair value of the preferred stock warrant liabilities were recorded in other income (expense), net on the accompanying Statement of Operations and Comprehensive Loss.

5.	RESTRICTED CASH

The Company held restricted cash of $0.3 million as of March 31, 2016 and December 31, 2015 consisting of a cash secured letter of credit required by the landlord associated with the May 2014 headquarters lease.

6.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Clinical trial expenses	$2,769	$2,082
Research and development	962	538
Compensation expense	567	1,182
Professional services and other expenses	687	461
Total accrued expenses and other liabilities	$4,985	$4,263

7.	DEBT AND WARRANTS

Oxford Finance Term Loan

On June 30, 2014, and as amended on May 5, 2015 to address the Merger, and as amended on August 10, 2015, the Company entered into an aggregate $15.0 million, five year term loan with Oxford Finance LLC, or the Oxford Loan. The Oxford Loan bears interest at a fixed rate of 6.954% per annum with interest only payments through December 31, 2016 followed by 30 equal monthly payments of principal and interest until maturity at June 1, 2019. At the time of final payment, the Company is required to pay an exit fee of approximately 5.0% of the original principal balance of the Oxford Loan, which the Company recorded as a liability and debt discount at the origination of the term loan. In addition, the Company incurred loan origination fees and debt issuance costs of $0.2 million which are recorded as a debt discount.

In connection with the Oxford Loan, the Company granted a security interest in all of its assets, except intellectual property, provided that a judicial authority could require the Company’s intellectual property to be part of the collateral package to the extent necessary to satisfy repayment if the Company’s other secured assets are insufficient. The Oxford Loan restricts the Company from issuing dividends and contains customary affirmative and negative covenants. As of March 31, 2016, the Company was in compliance with all loan covenants.

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

The Company evaluated the Oxford Loan in accordance with accounting guidance for derivatives and determined there was de minimis value to the identified derivative features at issuance and at subsequent reporting periods through March 31, 2016.

The Company accounts for the debt discount utilizing the effective interest method. The Company recorded interest expense and amortization of the debt discount of $0.3 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.

Long-term debt and unamortized discount balances are as follows (in thousands):

	March 31, 2016	December 31, 2015
Face value of term loan	$15,000	$15,000
Exit fee	755	755
Unamortized debt discount associated with exit fee, debt issuance costs, warrants and loan origination fees	(676)	(742)
Term loan, net	$15,079	$15,013

As of March 31, 2016, future minimum payments under the Oxford Loan were as follows (in thousands):

Year ending December 31,
2016 (remaining nine months)	$782
2017	6,554
2018	6,554
2019	4,031
Total future minimum payments	17,921
Less: unamortized interest	(2,166)
Less: exit fee	(755)
Present value of loan payments	$15,000

Warrants

The Company had the following shares of common stock warrants outstanding as of March 31, 2016:

			Shares
			Outstanding as of
		Per Share Exercise	March 31,
Issuance Date	Expiration Date	Price	2016
November 2011	November 2018	$10.14	11,835
May 2013	May 2023	$108.18	1,039
June 2014	June 2021	$10.14	51,783
			64,657

8.	STOCK-BASED COMPENSATION EXPENSE

The following table summarizes stock option activity during the three months ended March 31, 2016:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2015	2,369,847	$13.99	8.28
Granted	945,480	$7.91		$5.88
Exercised	—	$—
Canceled	(31,000)	$13.46
Outstanding as of March 31, 2016	3,284,327	$12.23	8.52
Vested and expected to vest as of March 31, 2016	3,183,159	$12.31	8.24
Vested and exercisable as of March 31, 2016	1,260,974	$16.35	7.39

As of March 31, 2016 and December 31, 2015, the total intrinsic value of vested and exercisable options was $2.5 million and $3.8 million, respectively.

Stock-based compensation expense related to options granted was recorded as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$312	$33
General and administrative	876	197
Total	$1,188	$230

9.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On February 2, 2015, a purported stockholder of Regado filed a putative class-action lawsuit (captioned Maiman v. Regado Biosciences, Inc., C.A. No. 10606-CB) in the Court of Chancery for the State of Delaware, or the Court, challenging the proposed stock-for-stock merger of Regado with Tobira, or the Proposed Merger. On February 25, 2015, a second, related putative class action (captioned Gilboa v. Regado Biosciences, Inc., C.A. No. 10720-CB) was filed in the Court challenging the Proposed Merger. On May 4, 2015, the Proposed Merger was consummated and Tobira became a wholly-owned subsidiary of Regado and changed its name to Tobira Development, Inc. The complaints named as defendants: (i) each member of Regado’s Board of Directors, (ii) Regado, (iii) Private Tobira, and (iv) Landmark Merger Sub Inc. Plaintiffs alleged that Regado’s directors breached their fiduciary duties to Regado’s stockholders by, among other things, (a) agreeing to merge Regado with Private Tobira for inadequate consideration, (b) implementing a process that was distorted by conflicts of interest, and (c) agreeing to certain provisions of the Merger Agreement that are alleged to favor Private Tobira and deter alternative bids. Plaintiffs also generally alleged that the entity defendants aided and abetted the purported breaches of fiduciary duty by the directors. On March 25, 2015, the Court consolidated the two actions and assigned lead counsel for plaintiffs (captioned In re Regado Biosciences, Inc. Stockholder Litigation, Consolidated C.A. No. 10606-CB). On March 27, 2015, plaintiffs filed a consolidated amended complaint, a motion for expedited proceedings and a motion for preliminary injunction. On April 20, 2015, the parties agreed in principle to resolve the litigation (subject to approval by the Court) and signed a memorandum of understanding setting forth the terms of a proposed settlement to provide additional disclosures related to the Merger Agreement and to cover Court-awarded fees. On April 23, 2015, as part of the proposed settlement, Regado provided additional disclosures to its stockholders. On May 4, 2015, Regado and Private Tobira completed the Merger. In connection with the proposed settlement, the parties engaged in confirmatory discovery. On April 22, 2016, the parties filed with the Court a Stipulation and Agreement of Compromise, Settlement and Release, or the Stipulation, which provides for a release of all claims against defendants related to any disclosures concerning the Merger and any fiduciary duty claims concerning the decision to enter into the Merger. In addition, the Stipulation of Settlement provides that the Company or its insurer(s) or successor(s) in interest will be responsible for payment of, and will not oppose, any award of attorneys’ fees and expenses to plaintiffs up to $0.3 million which the Company recognized as an accrued expense in its accompanying Condensed Balance Sheet as of March 31, 2016. The settlement as set forth in the Stipulation and any award of attorneys’ fees and expenses are subject to approval by the Court, which has set a settlement hearing for July 27, 2016 at 2:00 p.m.

10.	COLLABORATION AGREEMENT

Novartis AG

On February 17, 2016, the Company entered into an Agreement for Supply of Materials and Terms of Materials Transfer with Novartis AG, or the Novartis Collaboration. Under the terms of this agreement, Novartis AG, or Novartis, will provide investigational materials to the Company to be studied in combination with the Company’s CVC in preclinical studies. The Company is responsible for the conduct of the study with associated expenses to be reimbursed by Novartis, as incurred. The Company recognized collaboration revenue of $0.1 million during the three months ended March 31, 2016 and recorded a receivable included in prepaid expenses and other current assets of $0.1 million as of March 31, 2016 in the accompanying condensed financial statements.

11.SUBSEQUENT EVENT

On April 11, 2016, the Company entered into two separate license agreements with Dong-A ST Co., Ltd, or Dong-A, pursuant to which (a) the Company obtained an exclusive license in the United States, Canada, European Union states, Switzerland and Australia, or the Territory, for the development and commercialization of EVO for all therapeutic indications, or the Evogliptin License Agreement and (b) Dong-A received an exclusive license to develop and market the Company’s CVC for all therapeutic indications in the Republic of Korea, or the CVC License Agreement, and, together with the Evogliptin License Agreement, the License Agreements.

Pursuant to the Evogliptin License Agreement, the Company agreed to pay to Dong-A an upfront cash payment of $1.5 million, and may be required to pay up to $25 million to Dong-A linked to the achievement of certain development and regulatory milestones for the first therapeutic indication and up to $10 million for each additional therapeutic indications in the United States and Europe.  Dong-A is also eligible to receive up to an additional $35 million based upon the Company’s achievement of certain commercial milestones.  Further, once a licensed product is approved, the Company will be required to make tiered royalty payments in the high single to low double-digits to Dong-A based on net sales of such licensed product in the Territory. Dong-A will be the exclusive supplier of EVO for the Company’s clinical studies and commercial distribution.

Pursuant to the CVC License Agreement, Tobira will receive an upfront cash payment of $0.5 million from Dong-A and is eligible to receive up to an additional $2.5 million in payments linked to the achievement of milestones similar to those in the Evogliptin License Agreement for the first therapeutic indication and $0.5 million for each additional therapeutic indication in the Republic of Korea.

Further, once a licensed product is approved, Dong-A will be required to make tiered double digit royalty payments to the Company based on net sales of such licensed product in the Republic of Korea.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and accompanying notes included elsewhere in this report and our audited financial statements and accompanying notes for the year ended December 31, 2015 filed on Form 10-K on March 3, 2016. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included elsewhere in this report.

ABOUT TOBIRA THERAPEUTICS

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of therapies to treat liver disease, inflammation, fibrosis and HIV. Our lead product candidate, cenicriviroc, or CVC, is a first-in-class immunomodulator and dual inhibitor of CCR2 and CCR5 being evaluated for the treatment of non-alcoholic steatohepatitis, or NASH, primary sclerosing cholangitis, or PSC, and as an adjunctive therapy to standard of care in HIV. Our products also include evogliptin, or EVO, a DPP-4 inhibitor, which we plan to develop for NASH in combination with CVC. We operate in one reportable segment in the United States of America.

Collaboration Agreement

Novartis AG

On February 17, 2016, we entered into an Agreement for Supply of Materials and Terms of Materials Transfer with Novartis AG, or the Novartis Collaboration. Under the terms of this agreement, Novartis AG, or Novartis, will provide investigational materials to us to be studied in combination with CVC in preclinical studies. We are responsible for the conduct of the study with associated expenses to be reimbursed by Novartis, as incurred. We recognized collaboration revenue of $0.1 million during the three months ended March 31, 2016 and recorded a receivable included in prepaid expenses and other current assets of $0.1 million as of March 31, 2016 in the accompanying condensed financial statements.

BASIS OF PRESENTATION

Collaboration Revenue

Revenue consists of amounts earned from the Novartis Collaboration.

Research and Development Expenses

Research and development expenses primarily consist of costs associated with our research activities, including the preclinical and clinical development of our product candidates. We expense research and development expenses as incurred. We contract with clinical research organizations to manage our clinical trials under agreed upon budgets for each study, with oversight by our clinical program managers. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when services have been performed or when goods have been received. We do not track our employee and facility related research and development costs by project, as we typically use our employee and infrastructure resources across multiple research and development programs. We believe that the allocation of such costs would be arbitrary and would not be meaningful. Our research and development costs are controlled through our internal budget and forecast process.

Our research and development expenses consist primarily of:

•	salaries and related expenses for employee personnel, including benefits, travel and expenses related to stock-based compensation granted to personnel in development functions;
•	licensing costs;
•	external expenses paid to clinical trial sites, contract research organizations and consultants that conduct our clinical trials;
•	expenses related to drug formulation development and the production of nonclinical and clinical trial supplies, including fees paid to contract manufacturers;
•	expenses related to preclinical studies;
•	expenses related to compliance with drug development regulatory requirements; and
•	other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of equipment, and other supplies.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our clinical programs. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses increased in the three month period ended March 31, 2016 as compared to the same period in 2015, and we expect that our research and development expenses will continue to increase in the future. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Phase 2b CENTAUR study	$2,236	$3,617
Other clinical studies(1)	2,813	738
Preclinical studies	694	99
Contract manufacturing	1,164	270
Internal and unallocated research and development expenses	1,772	947
Total research and development expense	$8,679	$5,671
(1)	Other clinical studies primarily reflect expenditures for Phase 3 enabling studies, the Phase 2a ORION study, the Phase 2 PERSEUS study and a Phase 1 pioglitazone safety combination study.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and stock-based compensation expense for employees in executive, finance, business development and support functions. Other significant general and administrative expenses include the costs associated with obtaining and maintaining our patent portfolio, professional fees for accounting, auditing, consulting, legal services, litigation expenses, travel and allocated overhead expenses.

We expect that our general and administrative expenses will increase in the future as we expand our operating activities as well as maintain and expand our patent portfolio. We expect these potential increases will likely include compensation, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

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

In connection with the Merger, the preferred stock warrants converted from warrants on preferred stock to warrants on common stock resulting in the reclassification of the preferred stock warrant liability to additional paid-in capital. As a result, we no longer record revaluation adjustments.

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

There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2016 since we filed our Form 10-K for the year ended December 31, 2015 except related to collaboration revenue as described below. We expect to continue to evaluate our revenue recognition policy as we may enter into additional collaboration and/or license agreements in future periods.

Collaboration Revenue

Revenue consists of amounts earned from collaboration agreements. We may enter into license and collaborative research and development agreements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Our agreements may include one or more of the following elements: upfront license payments, cost reimbursement for the performance of research and development activities, milestone payments, other contingent payments, contract manufacturing service fees, royalties and license fees. Each deliverable in an agreement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. In order to account for the multiple-element arrangements, we identify the deliverables included within an agreement and evaluate which deliverables represent separate units of accounting. Analyzing an arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Non-refundable upfront fees received for license and collaborative agreements entered into and other payments under collaboration agreements where we have continuing performance obligations related to the payments are deferred and recognized over the estimated performance period. Revenue is recognized on a ratable basis, unless we determine that another method is more appropriate, through the date at which our performance obligations are completed. We make our best estimate of the period over which we expect to fulfill our performance obligations, which may include clinical development activities. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the performance period. We recognize cost reimbursement revenue under collaborative agreements as related research and development costs are incurred, as provided for under the terms of these agreements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table provides comparative unaudited results of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,		Increase/
	2016	2015	(Decrease)
Collaboration revenue	$107	$—	$107
Research and development	8,679	5,671	3,008
General and administrative	3,341	2,152	1,189
Other income (expense), net	(308)	791	(1,099)

Collaboration Revenue

Our collaboration revenue was $0.1 million for the three months ended March 31, 2016 related to the Novartis Collaboration executed with Novartis in February 2016.

Research and Development Expenses

Our research and development expenses were $8.7 million for the three months ended March 31, 2016 compared to $5.7 million for the three months ended March 31, 2015. Research and development expenses increased in the 2016 period primarily due to $1.8 million of increased clinical expenses for our Phase 3 enabling studies, $0.9 million of manufacturing expenses associated with clinical production, $0.7 million in compensation related expenses for increased headcount, benefits and consulting, $0.5 million in preclinical combination and reproductive studies, $0.5 million for our Phase 2a ORION study which commenced during 2015, $0.4 million for our Phase 2 PERSEUS study for study initiation and screening activities and $0.1 million for expenses associated with our collaboration with Novartis. These increases were offset by decreases of $1.4 million for our Phase 2b CENTAUR study as the three months ended March 31, 2015 represented significant study initiation and patient screening expenses and $0.7 million due to the completion of our Phase 1 pioglitazone safety combination study during 2015. We expect our research and development expenses to increase over time as we advance our programs for CVC.

General and Administrative Expenses

Our general and administrative expenses were $3.3 million for the three months ended March 31, 2016 compared to $2.2 million for the three months ended March 31, 2015. General and administrative expenses increased in the 2016 period primarily due to $1.1 million of increased expenses consisting of salaries, benefits and overhead as a result of increased headcount, $0.3 million of litigation settlement expenses related to the Merger, $0.3 million of directors and officers insurance and investor relations expenses which are reflective of our growth as a public company and $0.2 million of legal services for general corporate and business development purposes. These increases were offset by a decrease of $0.8 million for transaction expenses incurred during the three months ended March 31, 2015 in preparation for our Merger with Regado consisting primarily of legal and accounting services. We believe general and administrative expenses may increase over time as we advance our programs and expand our operating activities.

Other Income (Expense), Net

Changes in components of other income (expense), net were as follows:

Interest Expense, Net

Net interest expense was $0.3 million for the three months ended March 31, 2016 compared with $1.2 million for the same period in 2015.  The decrease was primarily driven by $0.9 million in interest expense on our convertible notes recorded in the three months ended March 31, 2015 as a result of their conversion to equity in connection with the Merger on May 4, 2015.

Change in Fair Value of Preferred Stock Warrant Liabilities

There were no preferred stock warrant liabilities outstanding during the three months ended March 31, 2016. The change in fair value of preferred stock warrant liabilities for the three months ended March 31, 2015 resulted in an increase in other income (expense), net of $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $12.2 million and $7.0 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $175.6 million.

As of March 31, 2016, we had cash and cash equivalents including restricted cash of $52.7 million. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the Merger with Regado, issuance of convertible promissory notes, and the issuance of senior term loans. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months.

Our primary uses of capital are, and we expect will continue to be, funding research efforts and the development of our product candidates, compensation and related expenses, hiring additional staff, including clinical, scientific, operational, financial, and management personnel, and costs associated with operating as a public company.  We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our Phase 2b CENTAUR study of CVC in patients with NASH and liver fibrosis, our Phase 2 PERSEUS study of CVC in patients with PSC, and our combination program of CVC and EVO for NASH. We currently project that we will announce our primary endpoint of Phase 2b CENTAUR study in the third quarter of 2016.

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

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(10,086)	$(5,974)
Net cash used in investing activities	—	(22)
Net cash provided by (used in) financing activities	(6)	12,995
Net increase (decrease) in cash and cash equivalents	(10,092)	6,999

Cash Used in Operating Activities

Cash used in operating activities was $10.1 million for the three months ended March 31, 2016 reflecting a net loss of $12.2 million offset by non-cash items consisting primarily of stock-based compensation expense of $1.2 million and amortization of debt discount of $0.1 million. Additionally, cash used in operating activities reflected an increase from net operating assets of $0.9 million primarily due to an increase in our accounts payable and accrued expenses and an increase in our prepaid expenses that are both primarily associated with initiation of our PSC and DDI studies.

Cash used in operating activities was $6.0 million for the three months ended March 31, 2015 reflecting a net loss of $7.0 million offset by non-cash items consisting of interest expense on convertible notes of $0.7 million, amortization of debt discount associated with the fair value of preferred stock warrants of $0.2 million, stock-based compensation of $0.2 million and a decrease in the fair value of warrant liabilities of $2.0 million. Additionally, cash used in operating activities reflected an increase from net operating assets of $1.9 million primarily due to an increase in accounts payable and accrued expenses related to costs incurred for the Phase 2b CENTAUR study offset by payment of our 2014 annual performance bonuses and an increase in prepayment of expenses supporting the Phase 2b CENTAUR study.

Cash Used in Investing Activities

There were no significant investing activities for the three months ended March 31, 2016 and 2015.

Cash Provided by (Used in) Financing Activities

There were no significant financing activities for the three months ended March 31, 2016.

Cash provided by financing activities for the three months ended March 31, 2015 was $13.0 million primarily reflecting net proceeds from the issuance of convertible notes which subsequently were converted to common stock in connection with the Merger.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Contractual Arrangements

No significant changes to our contractual obligations and commitments occurred during the three months ended March 31, 2016.

On April 11, 2016, we entered into two separate license agreements with Dong-A ST Co., Ltd., or Dong-A, pursuant to which (a) we obtained an exclusive license in the United States, Canada, European Union states, Switzerland and Australia, or the Territory, for the development and commercialization of evogliptin for all therapeutic indications, or the Evogliptin License Agreement and (b) Dong-A received an exclusive license to develop and market CVC for all therapeutic indications in the Republic of Korea, or the CVC License Agreement, and, together with the Evogliptin License Agreement, the License Agreements.

Pursuant to the Evogliptin License Agreement, we agreed to pay to Dong-A an upfront cash payment of $1.5 million.  Pursuant to the CVC License Agreement, we will receive an upfront cash payment of $0.5 million from Dong-A.  See the note “Subsequent Event” in our accompanying notes to the unaudited condensed financial statements located elsewhere in this report.

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

The Oxford Loan restricts us from issuing dividends and contains customary affirmative and negative covenants. As of March 31, 2016, we were in compliance with all loan covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2016 consisted of readily available checking and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on Tobira’s financial condition and/or results of operations. We do not believe that our cash or cash equivalents has significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Effects of Inflation

Inflation generally affects us with increased cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On February 2, 2015, a purported stockholder of Regado filed a putative class-action lawsuit (captioned Maiman v. Regado Biosciences, Inc., C.A. No. 10606-CB) in the Court of Chancery for the State of Delaware, or the Court, challenging the proposed stock-for-stock merger of Regado with Tobira, or the Proposed Merger. On February 25, 2015, a second, related putative class action (captioned Gilboa v. Regado Biosciences, Inc., C.A. No. 10720-CB) was filed in the Court challenging the Proposed Merger. On May 4, 2015, the Proposed Merger was consummated and Tobira became a wholly-owned subsidiary of Regado and changed its name to Tobira Development, Inc. The complaints named as defendants: (i) each member of Regado’s Board of Directors, (ii) Regado, (iii) Private Tobira, and (iv) Landmark Merger Sub Inc. Plaintiffs alleged that Regado’s directors breached their fiduciary duties to Regado’s stockholders by, among other things, (a) agreeing to merge Regado with Private Tobira for inadequate consideration, (b) implementing a process that was distorted by conflicts of interest, and (c) agreeing to certain provisions of the Merger Agreement that are alleged to favor Private Tobira and deter alternative bids. Plaintiffs also generally alleged that the entity defendants aided and abetted the purported breaches of fiduciary duty by the directors. On March 25, 2015, the Court consolidated the two actions and assigned lead counsel for plaintiffs (captioned In re Regado Biosciences, Inc. Stockholder Litigation, Consolidated C.A. No. 10606-CB). On March 27, 2015, plaintiffs filed a consolidated amended complaint, a motion for expedited proceedings and a motion for preliminary injunction. On April 20, 2015, the parties agreed in principle to resolve the litigation (subject to approval by the Court) and signed a memorandum of understanding setting forth the terms of a proposed settlement to provide additional disclosures related to the Merger Agreement and to cover Court-awarded fees. On April 23, 2015, as part of the proposed settlement, Regado provided additional disclosures to its stockholders. On May 4, 2015, Regado and Private Tobira completed the Merger. In connection with the proposed settlement, the parties engaged in confirmatory discovery. On April 22, 2016, the parties filed with the Court a Stipulation and Agreement of Compromise, Settlement and Release, or the Stipulation, which provides for a release of all claims against defendants related to any disclosures concerning the Merger and any fiduciary duty claims concerning the decision to enter into the Merger. In addition, the Stipulation of Settlement provides that the Company or its insurer(s) or successor(s) in interest will be responsible for payment of, and will not oppose, any award of attorneys’ fees and expenses to plaintiffs up to $0.3 million which the Company recognized as an accrued expense in its accompanying Condensed Balance Sheet as of March 31, 2016. The settlement as set forth in the Stipulation and any award of attorneys’ fees and expenses are subject to approval by the Court, which has set a settlement hearing for July 27, 2016 at 2:00 p.m.

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

Item 1A. Risk Factors

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

We have incurred significant operating losses since inception and expect to incur significant losses for the foreseeable future as we continue our clinical trial and development programs for cenicriviroc, or CVC, evogliptin, or EVO, and other future product candidates. As of March 31, 2016, we had an accumulated deficit of $175.6 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. As of March 31, 2016, we had cash and cash equivalents including restricted cash of $52.7 million. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the foreseeable future.

We currently generate no revenue from product sales, and we may never be able to commercialize our product candidates. We do not currently have the required regulatory approvals to market our product candidates, and we may never receive them. We may not be profitable even if we or any of our potential future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our business depends on the success of our product candidates which are still under development. If we are unable to obtain regulatory approval for or successfully commercialize our product candidates, our business will be materially harmed.

CVC is a dual inhibitor of chemokine receptor type 2, or CCR2, and type 5, or CCR5, with anti-fibrotic and anti-inflammatory effects in liver disease models and antiviral effects on HIV. EVO is a dipeptidyl peptidase-4, or DPP-4, inhibitor which has demonstrated improvement in glucose control in clinic and improvement in liver lipid parameters in non-clinical studies.  CVC and EVO are the primary focus of our product development. Successful continued development and ultimate regulatory approval of CVC and EVO or future products is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of CVC and EVO. We will need to raise sufficient funds for, and successfully enroll and complete, our clinical development programs for CVC and EVO. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to complete the necessary clinical trials for CVC and EVO;
•	we may not be able to obtain adequate evidence of efficacy and safety for CVC or EVO in NASH, PSC, HIV or any other indication;
•	we do not know the degree to which CVC or EVO will be accepted as a therapy, even if approved;
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

•	patients in our clinical trials may die or suffer other adverse effects for reasons that may or may not be related to CVC or EVO, which could delay or prevent further clinical development;
•	the standards implemented by clinical or regulatory agencies may change at any time;
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

•	the mechanisms of action of CVC and EVO are complex and we do not know the degree to which it will translate into a medical benefit in NASH or PSC;
•	if approved for NASH or PSC, CVC and EVO will likely compete with the off-label use of currently marketed products and other therapies in development; and
•	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of applications for marketing authorization to regulatory authorities and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market our product candidates, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that our product candidates will be successfully developed or commercialized. If we or any of our potential future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

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

The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials, including CVC and EVO, may not have favorable results in later clinical trials, if any, or receive regulatory approval.

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

Because our product candidates have not yet received regulatory approval in our territories, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development and obtain the necessary regulatory approvals for commercialization.

Our product candidates have not yet received regulatory approval and unexpected problems may arise that can cause us to delay, suspend or terminate our development efforts. Further, our product candidates have not yet demonstrated efficacy in humans for NASH or PSC, and the long-term safety consequences of these products are not known. Regulatory approval of new product candidates can be more expensive and take longer than approval for candidates for the treatment of more well understood diseases with previously approved products. While we have received Fast Track designation for CVC for the treatment of NASH in patients with liver fibrosis, we may not benefit from any accelerated timelines or other regulatory benefits from this designation.

While EVO is approved in Korea for the treatment of type 2 diabetes, it is not approved in the territories for which we have licensed rights and we only plan to develop EVO for the treatment of NASH. As a result, we are unlikely to realize any value from the commercialization or partnering of EVO for diabetes. We do not plan to seek marketing approval for EVO in diabetes and are unlikely to realize any sales or value from the use of EVO for diabetes.

Any termination or suspension of, or delays in the commencement or completion of, our ongoing and planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

In order to continue development of our product candidates, we will need to submit the results of clinical and preclinical testing to the FDA and other regulatory bodies, along with other information including information about product candidate chemistry, manufacturing and controls, clinical results and potential clinical trial protocols. We may rely in part on preclinical, clinical and quality data generated by contract research organizations, or CROs, and other third parties for regulatory submissions for our product candidates. If these third parties do not provide us with data in a timely manner, we will not be able to make timely regulatory submissions for our product candidates, which may delay our plans for our clinical trials and potential product approvals. Furthermore, if those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. Delays in the commencement or completion of our ongoing or future clinical trials for our product candidates could significantly affect our product development costs. We do not know whether our current or planned trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

•	any changes to our manufacturing process that may be necessary or desired, including the ability to create fixed-dose combination products or dosage forms;
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

Product development costs will increase if we have delays in testing or approval of our product candidates or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the cost, timing or successful completion of a clinical trial. If we experience delays in completion of our clinical trials, or if we, the FDA or other regulatory authorities, IRBs, other reviewing entities or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for a product candidate may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced.

We have not yet determined the details of any potential Phase 3 trial designs, including identification of a primary endpoint that the FDA or other regulatory authorities would deem acceptable in a study for the treatment of NASH or PSC. If the FDA or other regulatory authorities determine that Phase 3 studies would require substantially different endpoints than those addressed in our ongoing or future clinical trials, we may need to conduct additional clinical trials of our product candidates.

If we encounter difficulties enrolling and retaining patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Patient enrollment and retention, both significant factors in the timing of clinical trials, are affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, patient willingness to undergo a liver biopsy in our NASH trials, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and disadvantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Potential patients for our product candidates may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our studies.

We will be required to identify and enroll a sufficient number of patients with NASH or PSC for each of our ongoing and planned clinical trials of our product candidates in these indications, which we may fail to do. Also, we may encounter difficulties in identifying and enrolling NASH patients with a stage of disease appropriate for our ongoing or future clinical trials. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other foreign regulatory agencies. In addition, the process of finding and diagnosing patients may prove costly. Our inability to enroll a sufficient number of patients for any of our clinical trials would result in significant delays or may require us to abandon one or more clinical trials.

Any product candidate in our current or future clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent its regulatory approval or commercialization or limit its commercial potential.

Unacceptable adverse events reported in studies of our product candidates in current or future clinical trials could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This in turn could prevent us from completing development or commercializing the affected product candidate and generating revenue from its sale. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain regulatory approval or commercialize such product candidate.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for our future product candidates, which could make it difficult for us to sell our product candidates.

Market acceptance and sales of our product candidates will depend significantly on the availability of adequate insurance coverage and reimbursement from third party payors for any of our product candidates and may be affected by existing and future healthcare reform measures. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. Reimbursement by a third party payor may depend upon a number of factors including the third party payor’s determination that use of a product candidate is:

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

Even if we obtain marketing approval for any of our product candidates, it could be subject to restrictions or withdrawal from the market and will be subject to post-marketing requirements, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

Even if regulatory approval is obtained, the FDA or comparable regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials. Following approval, if any, of any of our product candidates, such candidate will also be subject to ongoing FDA and comparable foreign regulatory agency requirements governing labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping, reporting of safety and other post-market information, import and export. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting a recall or withdrawal of the product from the market or suspension of manufacturing.

If we or the manufacturing facilities for our product candidates that may receive regulatory approval, if any, fail to comply with applicable regulatory requirements, a regulatory agency may:

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

In addition, if any of our product candidates is approved, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

Even if we receive regulatory approval for any of our product candidates, we still may not be able to successfully commercialize it, and the revenue that we generate from its sales, if any, could be limited.

Even if any of our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. Coverage and reimbursement of our product candidates by third party payors, including government payors, is also generally necessary for commercial success. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Our efforts to educate the medical community and third party payors on the benefits of our product candidates may require significant resources and may never be successful. In addition, our ability to successfully commercialize our product candidate will depend on our ability to manufacture our products, differentiate our products from competing products and defend and enforce our intellectual property rights relating to our products.

If the market opportunity for our product candidates for the treatment of NASH or PSC is smaller than we believe, our future revenue may be adversely affected, and our business may suffer.

If the size of the market opportunity for our product candidates in NASH or PSC is smaller than we anticipate, we may not be able to achieve profitability and growth. While we are initially targeting CVC and EVO for the treatment of NASH, a disease we believe to be one of the most prevalent chronic liver diseases worldwide, our projections of the number of people who have NASH, as well as the subset of people with the disease who have the potential to benefit from treatment with CVC or EVO, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations and market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of this disease. The number of patients may turn out to be lower than expected. The effort to identify patients with the diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. For example, NASH is often undiagnosed and may be left undiagnosed for a long time. A definitive diagnosis of NASH is currently based on a histological assessment of a liver biopsy, which impacts the ability to easily identify patients. If improved diagnostic techniques for identifying NASH patients who will benefit from treatment are not developed, our market opportunity may be smaller than we currently anticipate. Additionally, the potentially addressable patient population may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. PSC is a rare disease and, therefore, may have a limited market opportunity. Our estimates of the number of patients impacted by PSC may be incorrect and the market opportunity may be smaller than expected.

If we fail to develop and commercialize other product candidates, we may be unable to grow our business.

Although the development and commercialization of CVC and EVO is our primary focus, as part of our longer-term growth strategy, we plan to evaluate the development and commercialization of other therapies related to immune-mediated, inflammatory, orphan and other diseases. We will evaluate internal opportunities and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from immune-mediated or orphan or other disorders with high unmet medical needs and limited treatment options. These other product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

We rely on third parties to supply the components of and manufacture our product candidates for our clinical trials and commercialization, which is a complex process. Our dependence on third parties could adversely impact our business.

We are dependent on third parties, including Dong-A, to supply the components of and manufacture our product candidates. If these third party suppliers do not supply sufficient quantities of materials to us on a timely basis and in accordance with applicable specifications, GMP regulations and other regulatory requirements, there could be a significant interruption of our supplies, which would adversely affect clinical development of the product candidate. Furthermore, if any of our contract manufacturers cannot successfully manufacture material that conforms to our specifications and within regulatory requirements, we will not be able to secure and/or maintain regulatory approval, if any, for our product candidates. We will also rely on our contract manufacturers to purchase from third party suppliers the materials necessary to produce our product candidates for our anticipated clinical trials. We have limited control over the process or timing of the acquisition of raw materials by our contract manufacturers. Moreover, we currently do not have agreements in place for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial could considerably delay completion of that clinical trial, product candidate testing and potential regulatory approval of that product candidate.

We have an exclusive supply arrangement with Dong-A for the supply of EVO and are thus highly reliant upon Dong-A’s ability to supply EVO.  While our arrangement includes the ability to procure EVO supply from other third parties in certain cases of performance issues at Dong-A, any such change would be costly and lengthy and could disrupt our ability to develop or commercialize EVO.

We do not expect to have the resources or capacity to internally commercially manufacture our product candidates, if approved, and will likely continue to be dependent on third party manufacturers. Our dependence on third parties to manufacture and supply us with clinical trial materials and any approved product candidates may adversely affect our ability to develop and commercialize our product candidates on a timely basis.

The process of drug manufacturing is complex, highly regulated and subject to several risks, including:

•	the manufacturing of compounds is complex, and only a limited number of manufacturers will be capable of manufacturing our product candidates;
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

•	the manufacturing facilities in which our product candidates are made could be adversely affected by labor shortages, natural disasters, power failures and numerous other factors; and
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

We are exposed to the risk of vendor or employee fraud or other misconduct. Misconduct by vendors or employees could include intentional failures to comply with FDA and other regulatory authority regulations, provide accurate information to these regulatory authorities, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately, disclose unauthorized activities to us, or comply with securities laws. Vendor or employee misconduct could also involve the improper use of information obtained in the course of clinical trials, including for illegal insider trading activities, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter vendor or employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, including for the continued development or commercialization of our product candidates. These relationships or those like them may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction.

We have licensed CVC to Dong-A in South Korea.  We may never realize any benefit from the potential milestone and royalty payments in the license agreement if Dong-A is unable to successfully develop and commercialize CVC in South Korea.

We have a license agreement with Dong-A, and the actions of Dong-A and their other licensors or sublicensors could adversely impact our programs to develop and commercialize CVC and EVO.

Under our agreements with Dong-A, Dong-A has the ability to sublicense, develop, manufacture and commercialize CVC in South Korea and has the ability to license, develop, manufacture and commercialize EVO outside of Tobira’s licensed territory for EVO.  The actions of Dong-A and its licensors and sublicensors could adversely impact our business.  For example, these parties could generate data that conflicts with data generated by Tobira or otherwise impacts the perception of investigators, physicians, patients or regulators of our product candidates.

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

There are currently no therapeutic products approved for the treatment of NASH. There are several commercially available products that are currently used off label for NASH, such as vitamin E (an antioxidant), diabetes medications (such as pioglitazone), antihyperlipidemic agents (such as gemfibrozil), pentoxifylline, ursodeoxycholic acid and others. In addition, there are numerous drugs in development for the treatment of NASH. We are aware of several companies with development programs targeting NASH in clinical trials including Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Cempra, Inc., Conatus Pharmaceuticals Inc., Galectin Therapeutics Inc., Galmed Medical Research Ltd., Genfit Corp., Gilead Sciences, Inc., Immuron Ltd., Intercept Pharmaceuticals, Inc., MediciNova, Inc., NGM Biopharmaceuticals, Inc., Nimbus Therapeutics, LLC, Novartis AG, Novo Nordisk A/S, NuSirt Biopharma, Inc., Shire plc, Takeda Pharmaceutical Company Limited, or Takeda, Viking Therapeutics, Inc. and Zydus

Cadilla. Many of the agents in development target metabolic mechanisms in NASH, such as peroxisome proliferator-activated receptors, or PPAR, agonists and farnesoid X, or FXR, receptor agonists. Other agents in development target fibrosis, such as targeting the collagen cross-linking enzyme lysyl oxidase-like 2, or LOXL2. We are not aware of a competitor with an active development program for NASH targeting CCR2/CCR5 inhibition. There are currently no therapeutic products approved for the treatment of PSC. Ursodeoxycholic acid is the most studied therapy for PSC. Although several studies have shown that there is improvement in liver biochemistries, there is a long history of inconclusive trials failing to demonstrate positive clinical outcomes or increased transplant-free survival compared to placebo. In addition, there are drugs in development for the treatment of PSC. We are aware of several companies with development programs targeting PSC in clinical trials, including Acorda Therapeutics, Inc./Biotie Therapies Corp., Gilead Sciences, Inc., Intercept Pharmaceuticals, Inc. and Shire plc.

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

We have no internal sales, marketing, reimbursement or distribution capabilities. If any of our product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We will have to invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that any of our product candidates will be approved, if at all. We may not be able to hire consultants or external service providers to assist us in sales, marketing, reimbursement and distribution functions on acceptable financial terms or at all. Even if we decide to establish sales, marketing, reimbursement and distribution functions, we could face a number of additional related risks, including the following:

•	we may not be able to attract and build an effective marketing department or sales force;
•

the cost of establishing a marketing department or sales force may exceed our available financial resources or may exceed our expectations of the required staffing level or cost and the revenues generated by any of our product candidates that we may develop, in-license or acquire; and

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

As of May 2, 2016, we had 22 full-time employees. We will need to grow our organization substantially to continue development and pursue the potential commercialization of our product candidates, as well as function as a public company. As we seek to advance our product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of potential product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if our product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	the inability to commercialize our product candidates; and
•	a decline in our stock price.

We maintain clinical trial insurance with $10.0 million in coverage in the United States and local policies in other countries of various amounts based on local requirements, which we believe is sufficient to cover foreseeable claims that may be made against us and is customary for similarly situated companies in our industry. However, we cannot be certain that such insurance will be sufficient to cover all claims that may be made against us and any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Furthermore, our inability to obtain and retain sufficient clinical trial insurance at an acceptable cost to protect against potential liability claims could prevent or inhibit the commercialization of our product candidates.

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

We and any of our current or future development partners will be required to report to regulatory authorities if any approved products cause or contribute to adverse events, and any failure to do so would result in sanctions that would materially harm our business.

If we and any of our current or future development partners are successful in commercializing our products, the FDA and foreign regulatory authorities would require that we and any of our current or future development partners report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any of our current or future development partners may fail to report adverse events we become aware of within the prescribed timeframe or we may fail to receive notice of such events from CROs or investigational sites within the prescribed time period. We and any of our current or future development partners may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we and any of our current or future development partners fail to comply with our reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval of future products.

Our internal computer systems, or those of our development partners, third party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures, cyber attacks or cyber intrusions over the Internet, attachments to emails, persons inside our organization or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed or our business operations could be disrupted. We plan to update our accounting systems in 2016. Should the new systems not be implemented successfully, or if the systems do not perform in a satisfactory manner once the update is complete, our business and operations could be adversely affected.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected similarly.

Risks Relating to Our Intellectual Property

Our rights to develop and commercialize CVC are subject in part to the terms and conditions of a license granted to us by Takeda.

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

Our rights to develop and commercialize EVO are subject in part to the terms and conditions of a license to EVO granted to us by Dong-A.

EVO is based in part on patents and other intellectual property that we have licensed from Dong-A, on an exclusive basis in the United States, Canada, European Union member states, Switzerland and Australia. Dong-A holds certain rights with respect to EVO in the license agreement. This license imposes various development, commercial, contingent payment, royalty, indemnification, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would lose valuable rights under our collaboration agreements and our ability to develop product candidates.

Either party may terminate the license agreement under certain circumstances, including a material breach of the agreement by the other. In the event we terminate our license, or if Dong-A terminates our license due to our breach, all rights to EVO, including any intellectual property we develop with respect to EVO or licensed or developed by us under this agreement will revert or otherwise be licensed back to Dong-A. Any termination or reversion to Dong-A of our rights to develop or commercialize EVO, including any reacquisition by Dong-A of our rights, will have a material adverse effect on our business.

We may fail to comply with any of our obligations under existing agreements pursuant to which we license rights or technology, which could result in the loss of rights or technology that are material to our business.

We are a party to license agreements with Takeda and Dong-A that are important to our business, and we may enter into additional licenses in the future.

With respect to certain patents under our license agreements with Takeda and Dong-A, and in some cases with respect to any license agreement that we may enter into in the future, patent prosecution of our licensed technology is controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In certain cases, we control the prosecution of patents resulting from licensed or assigned technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex legal, business, and scientific issues. Disputes may arise regarding intellectual property subject to a licensing agreement, including but not limited to:

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies, and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We can provide no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor is there any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.

Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property and provide the broadest scope of patent protection for pharmaceutical products, as such patents provide protection without regard to any method of use. While we have issued composition-of-matter patents in the United States and other countries for our product candidates, we cannot be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. We cannot be certain that the claims in our patent applications covering composition-of-matter or formulations of our other product candidates will be considered patentable by the United States Patent and Trademark Office, or USPTO, and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Even if our patent applications covering formulations of our product candidates issue as patents, the formulation patents protect a specific formulation of a product and may not be enforced against competitors making and marketing a product that has the same active pharmaceutical ingredient in a different formulation. Method-of-use patents protect the use of a product for the specified method or for treatment of a particular indication. This type of patent may not be enforced against competitors making and marketing a product that has the same active pharmaceutical ingredient but used for a method not included in the patent. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

Our issued composition of matter patents for CVC are expected to expire in the United States as early as 2023. Our additional patents and pending patent applications that cover formulations, combination products and use of CVC to treat various indications are expected to expire at various times that range from 2022 (for issued patents) to potentially 2036 (for currently-filed provisional patent applications if patents were to issue on non-provisional applications filed thereon).

The issued composition of matter patents for EVO are expected to expire in 2028.  Additional patents and pending patents for EVO that cover intermediates, methods of manufacture and combinations are expected to expire at various times ranging between 2030 and 2036.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our current or future development partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

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

The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third party patents that may be infringed by commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could likely:

•	result in costly litigation;
•	divert the time and attention of our technical personnel and management;
•	cause development delays;
•	prevent us from commercializing our product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
•	require us to develop non-infringing technology, which may not be possible on a cost-effective basis; or
•	require us to enter into royalty or licensing agreements.

Although no third party has asserted a claim of patent infringement against us as of the filing date of this report, others may hold proprietary rights that could prevent our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidate or processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market our product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results.

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

If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent terms for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our United States patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

While we have issued composition-of-matter patents directed at our product candidates in the United States and other countries, filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries may not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Risks Related to Our Financial Position and Need for Capital

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop and commercialize our product candidates.

Although we believe that our existing cash and cash equivalents will be sufficient to fund our current operations through at least the next 12 months, we will require substantial future capital in order to complete the remaining clinical development for our product candidates and to potentially commercialize these product candidates. We expect our spending levels to increase in connection with our clinical trials of our product candidates, as well as other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•

the type, number, scope, progress, expansion costs, results of and timing of our ongoing or future clinical trials or the need for additional clinical trials of our product candidates which we are pursuing or may choose to pursue in the future;

•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•	the costs and timing of obtaining or maintaining manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;
•	the costs and timing of establishing sales marketing, and reimbursement capabilities and enhanced internal controls over financial reporting;

•	the terms and timing of establishing and maintaining collaborations, license agreements and other partnerships;
•	costs associated with any new product candidates that we may develop, in-license or acquire;
•	the effect of competing technological and market developments; and
•	the costs associated with operating as a public company.

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

If we are unable to obtain funding on a timely basis, we will be unable to complete ongoing and planned clinical trials for our product candidates and we may be required to significantly curtail some or all of our activities. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to our product candidates or some of our technologies or otherwise agree to terms unfavorable to us.

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

We are required to file federal and state income tax returns in the United States and various other state jurisdictions. The preparation of these income tax returns requires us to interpret the applicable tax laws and regulations in effect which could affect the amount of tax paid to these jurisdictions.

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

Our executive officers, directors and stockholders who beneficially owned more than 5% of our common stock, in the aggregate, beneficially own shares representing approximately 70.4% of our common stock as estimated as of March 31, 2016. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As of March 31, 2016, we had outstanding options to purchase an aggregate of 3,284,327 shares of our common stock at a weighted average exercise price of $12.23 per share and warrants to purchase an aggregate of 64,657 shares of our common stock at a weighted average exercise price of $11.72 per share. The exercise of such outstanding options and warrants will result in dilution of your investment. In addition, as described below, you may experience additional dilution if we issue common stock in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When and if we are a “large accelerated filer” and are no longer an “emerging growth company,” each as defined in the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of an exemption available to emerging growth companies from these auditor attestation requirements. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.

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

Our stock price has fluctuated in the past and may be volatile in the future, and in the past, companies that have experienced volatility in the market price of their stock have been subject to an increased incidence of securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. For example, in February 2015, two putative class action lawsuits were filed in the Court of Chancery for the State of Delaware against us and certain of our directors on alleging that certain of our directors breached their fiduciary duties in connection with the Merger. For more information, see Part II — Other Information, Item 1. “Legal Proceedings”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tobira Therapeutics, Inc.

Date: May 9, 2016	By:	/s/ Laurent Fischer, M.D.
Laurent Fischer, M.D.
Chief Executive Officer and Director

Date: May 9, 2016	By:	/s/ Christopher Peetz
Christopher Peetz
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1*‡	Cenicriviroc: License Agreement, dated April 11, 2016, between Registrant and Dong-A ST Co., Ltd.

10.2*‡	Evogliptin: License Agreement, dated April 11, 2016, between Registrant and Dong-A ST Co., Ltd.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
‡

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions have been submitted separately to the Securities and Exchange Commission.

†

The Certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Tobira Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.