Form 10-Q
period 2016-06-30
Tobira Therapeutics, Inc.
filed 2016-08-09
CIK 1311596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, there were 18,821,231 shares of the Registrant’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TOBIRA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$40,692	$62,431
Prepaid expenses and other current assets	1,702	802
Total current assets	42,394	63,233
Property and equipment, net	341	400
Restricted cash	334	334
Other assets	1,572	1,441
Total assets	$44,641	$65,408
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,232	$3,089
Accrued expenses and other liabilities	5,267	4,263
Capital lease obligations	24	23
Deferred rent	56	48
Term loan	2,523	—
Total current liabilities	12,102	7,423
Capital lease obligations, net of current portion	5	17
Deferred rent, net of current portion	152	184
Term loan, net of current portion	12,624	15,013
Total liabilities	24,883	22,637
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 1,000,000 shares authorized and no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, par value of $0.001 per share; 500,000,000 shares authorized; 18,815,689 shares issued and outstanding as of June 30, 2016 and December 31, 2015	19	19
Additional paid-in capital	208,680	206,129
Accumulated deficit	(188,941)	(163,377)
Total stockholders’ equity	19,758	42,771
Total liabilities and stockholders’ equity	$44,641	$65,408

See accompanying notes to unaudited condensed financial statements.

TOBIRA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
License and collaboration revenue	$1,058	$—	$1,165	$—
Operating expenses:
Research and development	10,880	6,616	19,559	12,287
General and administrative	3,128	3,119	6,469	5,271
Total operating expenses	14,008	9,735	26,028	17,558
Loss from operations	(12,950)	(9,735)	(24,863)	(17,558)
Other income (expense), net:
Interest expense, net	(310)	(1,190)	(618)	(2,435)
Change in fair value of preferred stock warrant liabilities	—	(97)	—	1,939
Loss before income tax (expense) benefit	(13,260)	(11,022)	(25,481)	(18,054)
Income tax benefit (expense)	(83)	35	(83)	35
Net loss and comprehensive loss	$(13,343)	$(10,987)	$(25,564)	$(18,019)
Net loss per common share, basic and diluted	$(0.71)	$(0.99)	$(1.36)	$(3.14)
Weighted-average common shares outstanding, basic and diluted	18,815,689	11,124,751	18,815,689	5,733,406

See accompanying notes to unaudited condensed financial statements.

TOBIRA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net loss	$(25,564)	$(18,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,551	614
Depreciation and amortization	59	58
Amortization of debt discount and issuance cost	134	413
Amortization of beneficial conversion feature	—	429
Noncash interest expense on convertible notes	—	1,068
Change in fair value of preferred stock warrant liabilities	—	(1,939)
Change in assets and liabilities:
Prepaid expenses and other assets	(1,031)	(598)
Accounts payable and accrued expenses	2,147	2,239
Deferred rent	(24)	(21)
Net cash used in operating activities	(21,728)	(15,756)
Investing activities
Cash received from merger transaction	—	33,232
Purchase of property and equipment	—	(31)
Net cash provided by investing activities	—	33,201
Financing activities
Proceeds from issuance of common stock, net	—	26,826
Proceeds from convertible notes, related party	—	12,954
Payments on capital lease obligations	(11)	(10)
Net cash (used in) provided by financing activities	(11)	39,770
Net (decrease) increase in cash and cash equivalents	(21,739)	57,215
Cash and cash equivalents at beginning of period	62,431	6,178
Cash and cash equivalents at end of period	$40,692	$63,393
Supplemental disclosure of cash flow information
Cash paid for interest	$523	$524
Noncash activities:
Conversion of convertible notes and interest to common stock	$—	$48,222
Conversion of Series A and B convertible preferred stock to common stock	$—	$61,982
Issuance of common stock in connection with Merger	$—	$21,291
Conversion of Series F preferred stock assumed in Merger to common stock	$—	$24,832
Beneficial conversion feature recognized upon conversion of convertible notes	$—	$396
Reclassification of warrant liability to additional paid-in capital upon conversion from warrants on convertible preferred stock to common stock	$—	$521
Issuance of common stock to financial advisors in connection with Merger	$—	$852
Fair value of assets acquired and liabilities assumed in the Merger:
Fair value of assets acquired	$—	$18,723
Fair value of liabilities assumed	$—	$(5,832)
Fair value of net assets acquired in the Merger	$—	$12,891

See accompanying notes to unaudited condensed financial statements.

TOBIRA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Tobira Therapeutics, Inc., or Tobira or the Company, is a clinical-stage biopharmaceutical company focused on the development and commercialization of therapies to treat liver disease, inflammation, fibrosis and human immunodeficiency virus, or HIV. The Company’s lead product candidate, cenicriviroc, or CVC, is an immunomodulator and dual inhibitor of CCR2 and CCR5 being evaluated for the treatment of non-alcoholic steatohepatitis, or NASH, primary sclerosing cholangitis, or PSC, and as an adjunctive therapy to standard of care in HIV. The Company’s products also include evogliptin, or EVO, a DPP-4 inhibitor, which the Company plans to develop for NASH in combination with CVC. The Company operates in one reportable segment in the United States of America.

The Company, or Tobira, as used in the accompanying notes to the unaudited condensed financial statements, refers to Private Tobira prior to the completion of the Merger and Public Tobira subsequent to the completion of the Merger. See Note 3 “Reverse Merger” in the notes to the condensed financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X set forth by the Securities and Exchange Commission, or the SEC, for interim reporting.  As permitted under these rules, certain footnotes or other financial information normally required by GAAP may be condensed or omitted. These financial statements were prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments including normal and recurring adjustments which the Company considers necessary for the fair presentation of financial information. These financial statements do not include all information required under GAAP for a complete set of financial statements.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year or any other interim period.

The accompanying unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2015 included in the Company’s Form 10-K filed with the SEC on March 3, 2016. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three and six months ended June 30, 2016, except where described in the Company’s significant accounting policies below.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make informed estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes as of the date of the financial statements. The most significant estimates in the Company’s financial statements include revenue recognition, stock-based compensation, completeness of clinical trial accruals and income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable. Actual results may be materially different from those estimates.

License and Collaboration Revenue

Revenue consists of amounts earned from license and collaboration agreements. The Company may enter into license and collaborative research and development agreements with pharmaceutical and biotechnology partners that may involve multiple deliverables. The Company’s agreements may include one or more of the following elements: upfront license payments, cost reimbursement for the performance of research and development activities, milestone payments, other contingent payments, contract manufacturing service fees, royalties and license fees. Each deliverable in an agreement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within an agreement and evaluates which deliverables represent separate units of accounting. Analyzing an arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. The Company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Non-refundable upfront fees received for license and collaborative agreements entered into and other payments under collaboration agreements where the Company has continuing performance obligations related to the payments are deferred and recognized over the estimated performance period. Revenue is recognized on a ratable basis, unless the Company determines that another method is more appropriate, through the date at which the Company’s performance obligations are completed. Management makes its best estimate of the period over which the Company expects to fulfill its performance obligations, which may include clinical development activities. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the performance period. The Company estimates the performance period at the inception of the arrangement and reevaluates it each reporting period. This reevaluation may shorten or lengthen the period over which the remaining revenue is recognized. Changes to these estimates are recorded on a prospective basis. The Company recognizes cost reimbursement revenue under collaboration agreements as related research and development costs are incurred, as provided for under the terms of these agreements.

Research and Development Expenses

Research and development expenses consist primarily of fees paid to contract research organizations and other vendors for clinical, non-clinical and manufacturing services, licensing costs, salaries and related overhead expenses, consultant expenses, costs related to acquiring manufacturing materials and costs related to compliance with regulatory requirements.

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

Nonrefundable advance payments for goods and services, including contract research organization services, fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are capitalized as prepaid expenses and recognized as expense in the period that the related goods are consumed or services are performed.

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

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. The calculation of diluted net loss per common share also requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to earnings (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares. For purposes of the diluted net loss per common share calculation, convertible preferred stock, convertible notes and accrued interest, stock options and common stock warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per common share was the same for the periods presented due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Common stock options	3,314,812	2,100,765	3,314,812	2,100,765
Warrants to purchase common stock	64,657	64,657	64,657	64,657
Total	3,379,469	2,165,422	3,379,469	2,165,422

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition impacted included, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. The requirements are effective for annual and interim periods beginning after December 15, 2016, and the Company may adopt the new standard under the full retrospective method or the modified retrospective method. Early adoption is not permitted. In August 2015, the FASB issued ASU, No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. As a result, the requirements are effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted only as of annual and interim periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations provided in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Further, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance provided in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The effective date and transition requirements for the amendments of the update are the same as those in ASU 2014-09. The Company is evaluating the impact of the standards on its financial statements. The Company expects to adopt the new standards in the first quarter of 2018.

3.	REVERSE MERGER

Pro Forma Results in connection with Merger

The Company completed its Merger with Regado on May 4, 2015. Based on terms of the Merger Agreement dated January 14, 2015 and amended on January 23, 2015, Private Tobira was deemed the acquiring company for accounting purposes, and the transaction was accounted for as a reverse acquisition under the acquisition method of accounting for business combinations in accordance with GAAP. Accordingly, the assets and liabilities of Regado were recorded at estimated fair value as of the Merger closing date. Net loss attributable to the former Regado business activities after the Merger were $0.1 million and $0.5 million for the three and six months ended June 30, 2016 and $0.3 million for the three and six months ended June 30, 2015.

The unaudited financial information in the following table summarizes the combined results of operations of the Company and Regado, on a pro forma basis as if the merger had occurred as of January 1, 2015 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2015
Net loss	$(10,449)	$(23,853)
Net loss per common share, basic and diluted	$(0.70)	$(1.60)

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
•

Elimination of interest expense of $0.8 million and $1.7 million for the three and six months ended June 30, 2015, respectively, related to the conversion of Private Tobira’s convertible notes in connection with the Merger; and

•

Elimination of the change in fair value of preferred stock warrant liabilities of $0.1 million of expense and $1.9 million of income for the three and six months ended June 30, 2015, respectively, to reflect 1) the net exercise and cancellation of warrants issued in connection with the convertible notes payable and 2) the conversion of the Oxford Finance LLC, Square 1, and Comerica warrants from warrants on preferred stock to warrants on common stock eliminating the terms that caused the preferred stock warrants to be classified as a liability.

There were no pro forma adjustments made to net loss during the three and six months ended June 30, 2016 as these results include the acquisition of Regado during all of these periods.

4.	FAIR VALUE MEASUREMENTS

The following tables and disclosure present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$39,970	$—	$—	$39,970
Total	$39,970	$—	$—	$39,970

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$60,743	$—	$—	$60,743
Total	$60,743	$—	$—	$60,743

The carrying amounts of the Company’s financial instruments, including cash, restricted cash, accounts receivable, deposits, accounts payable, and accrued expenses and other liabilities, approximate fair value due to their short maturities. The Company’s lease obligations and term loan have fair values that approximate their carrying values based on prevailing borrowing rates available to the Company for instruments with similar terms.

None of the Company’s non-financial assets or liabilities is recorded at fair value on a non-recurring basis for the periods presented. There were no transfers between levels within the fair value hierarchy during the periods presented.

5.	RESTRICTED CASH

The Company held restricted cash of $0.3 million as of June 30, 2016 and December 31, 2015 consisting of a cash secured letter of credit required by the landlord associated with the headquarters’ lease.

6.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Clinical trial expenses	$3,026	$2,082
Research and development	858	538
Compensation expense	862	1,182
Professional services and other expenses	521	461
Total accrued expenses and other liabilities	$5,267	$4,263

7.	DEBT AND WARRANTS

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

In connection with the Oxford Loan, the Company granted a security interest in all of its assets, except intellectual property, provided that a judicial authority could require the Company’s intellectual property to be part of the collateral package to the extent necessary to satisfy repayment if the Company’s other secured assets are insufficient. The Oxford Loan restricts the Company from issuing dividends and contains customary affirmative and negative covenants. As of June 30, 2016, the Company was in compliance with all loan covenants.

The Company is permitted to make voluntary prepayments of the Oxford Loan with a prepayment fee, calculated as of the loan origination date, equal to (i) 3.0% of the loan prepaid during the first 12 months, (ii) 2.0% of the loan prepaid in months 13-24 and (iii) 1.0% of the loan thereafter. The Company is required to make mandatory prepayments of the outstanding loan upon the acceleration by the lender following the occurrence of an event of default, along with a payment of the final payment, the prepayment fee and any other obligations that are due and payable at the time of prepayment.

The Company evaluated the Oxford Loan in accordance with the accounting guidance for derivatives and determined there was de minimis value to the identified derivative features at issuance and at subsequent reporting periods through June 30, 2016.

The Company accounts for the amortization of the debt discount utilizing the effective interest method. The Company recorded interest expense and amortization of the debt discount of $0.3 million and $0.7 million for the three and six months ended June 30, 2016, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2015, respectively.

Long-term debt and unamortized discount balances are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Face value of term loan	$15,000	$15,000
Exit fee	755	755
Unamortized debt discount associated with exit fee, debt issuance costs, warrants and loan origination fees	(608)	(742)
Term loan, net	$15,147	$15,013

As of June 30, 2016, future minimum payments under the Oxford Loan were as follows (in thousands):

Year ending December 31,
2016 (remaining six months)	$522
2017	6,554
2018	6,554
2019	4,031
Total future minimum payments	17,661
Less: unamortized interest	(1,906)
Less: exit fee	(755)
Present value of loan payments	$15,000

Warrants

The Company had the following shares of common stock warrants outstanding as of June 30, 2016 and December 31, 2015:

		Per Share Exercise	Shares
Issuance Date	Expiration Date	Price	Outstanding
November 2011	November 2018	$10.14	11,835
May 2013	May 2023	$108.18	1,039
June 2014	June 2021	$10.14	51,783
			64,657
8.	STOCK-BASED COMPENSATION EXPENSE

The following table summarizes stock option activity during the six months ended June 30, 2016:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2015	2,369,847	$13.99	8.28
Granted	1,049,480	$7.95		$5.92
Exercised	—	$—
Canceled and forfeited	(104,515)	$17.26
Outstanding as of June 30, 2016	3,314,812	$11.96	8.31
Vested and expected to vest as of June 30, 2016	3,222,338	$12.03	8.29
Vested and exercisable as of June 30, 2016	1,465,339	$15.17	7.38

As of June 30, 2016, the total intrinsic value of vested and exercisable options was $7.1 million.

Stock-based compensation expense related to options granted was recorded as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$395	$102	$707	$135
General and administrative	968	282	1,844	479
Total	$1,363	$384	$2,551	$614

9.	LICENSE AND COLLABORATION AGREEMENTS

Novartis AG

On February 17, 2016, the Company entered into an Agreement for Supply of Materials and Terms of Materials Transfer with Novartis AG, or the Novartis Collaboration. Under the terms of this agreement, Novartis AG, or Novartis, has provided investigational materials to the Company to be studied in combination with the Company’s CVC in nonclinical studies. The Company is responsible for the conduct of the study with associated expenses to be reimbursed by Novartis, as incurred. The Company recognized collaboration revenue of $0.6 million and $0.7 million during the three and six months ended June 30, 2016, respectively, and recorded a receivable, which is included in prepaid expenses and other current assets of $0.4 million as of June 30, 2016 in the accompanying condensed financial statements.

Dong-A ST Co

On April 11, 2016, the Company entered into two separate license agreements with Dong-A ST Co., Ltd, or Dong-A, pursuant to which (a) the Company obtained an exclusive license in the United States, Canada, European Union states, Switzerland and Australia, or the Territory, for the development and commercialization of evogliptin, EVO, for all therapeutic indications, or the Evogliptin License Agreement and (b) Dong-A received an exclusive license to develop and market the Company’s CVC for all therapeutic indications in the Republic of Korea, or the CVC License Agreement. Both agreements provide each party with the ability to sublicense to third parties.

Pursuant to the Evogliptin License Agreement, the Company paid Dong-A an upfront cash payment of $1.5 million. The Company concluded that there is no alternative future use associated with the licensed assets and as such they were expensed to the statement of operations and comprehensive loss as research and development cost during the three months ended June 30, 2016. Additionally, the Company may be obligated to pay up to $25.0 million to Dong-A related to the achievement of certain development and regulatory milestones for the first therapeutic indication and up to $10.0 million for each additional therapeutic indication in the United States and Europe.  Dong-A is also eligible to receive up to an additional $35.0 million based upon the Company’s achievement of certain commercial sales milestones. Further, once a licensed product is approved, the Company will be required to pay Dong-A royalties on net sales of such licensed product in the Territory, which are tiered based on sales levels and range from a high single-digit percentage rate up to a low double-digit percentage rate. Dong-A will be the exclusive supplier of EVO for the Company’s clinical studies and commercial distribution.

Pursuant to the CVC License Agreement, the Company is obligated to deliver know-how and certain quantities of CVC to Dong-A in exchange for an upfront cash payment of $0.5 million from Dong-A. The Company is eligible to receive up to an additional $1.5 million in contingent payments related to the achievement of development and regulatory milestones for the first therapeutic indication and $0.5 million for each additional therapeutic indication in the Republic of Korea. The Company is also eligible to receive $1.0 million based upon Dong-A’s achievement of a commercial sales milestone.  Further, once a licensed product is approved, the Company is eligible to receive royalties on net sales of such licensed product in the Republic of Korea, which are tiered based on sales levels and at a double digit percentage rate.

The Company identified the transfer of the CVC compound and know-how and the license as non-cancellable performance obligations under the CVC License Agreement. The performance obligations had no standalone value and therefore the Company has accounted for them as a single unit of accounting. All non-cancelable performance obligations were delivered as of June 30, 2016.

The Company determined that the future contingent payments meet the definition of a milestone. Accordingly, the Company will recognize revenue for the achievement of the milestone in the period when the milestone is achieved and collectability is reasonably assured, if ever. As of June 30, 2016, no contingent payments had been achieved.

During the three and six months ended June 30, 2016, the Company recognized $0.5 million in license revenue under the CVC License Agreement.

10.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On February 2, 2015, a purported stockholder of Regado filed a putative class-action lawsuit (captioned Maiman v. Regado Biosciences, Inc., C.A. No. 10606-CB) in the Court of Chancery for the State of Delaware, or the Court, challenging the proposed stock-for-stock merger of Regado with Tobira, or the Proposed Merger. On February 25, 2015, a second, related putative class action (captioned Gilboa v. Regado Biosciences, Inc., C.A. No. 10720-CB) was filed in the Court challenging the Proposed Merger. On May 4, 2015, the Proposed Merger was consummated and Tobira became a wholly-owned subsidiary of Regado and changed its name to Tobira Development, Inc. The complaints named as defendants: (i) each member of Regado’s Board of Directors, (ii) Regado, (iii) Private Tobira, and (iv) Landmark Merger Sub Inc. Plaintiffs alleged that Regado’s directors breached their fiduciary duties to Regado’s stockholders by, among other things, (a) agreeing to merge Regado with Private Tobira for inadequate consideration, (b) implementing a process that was distorted by conflicts of interest, and (c) agreeing to certain provisions of the Merger Agreement that are alleged to favor Private Tobira and deter alternative bids. Plaintiffs also generally alleged that the entity defendants aided and abetted the purported breaches of fiduciary duty by the directors. On March 25, 2015, the Court consolidated the two actions and assigned lead counsel for plaintiffs (captioned In re Regado Biosciences, Inc. Stockholder Litigation, Consolidated C.A. No. 10606-CB). On March 27, 2015, plaintiffs filed a consolidated amended complaint, a motion for expedited proceedings and a motion for preliminary injunction. On April 20, 2015, the parties agreed in principle to resolve the litigation (subject to approval by the Court) and signed a memorandum of understanding setting forth the terms of a proposed settlement to provide additional disclosures related to the Merger Agreement and to cover Court-awarded fees. On April 23, 2015, as part of the proposed settlement, Regado provided additional disclosures to its stockholders. On May 4, 2015, Regado and Private Tobira completed the Merger. In connection with the proposed settlement, the parties engaged in confirmatory discovery. On April 22, 2016, the parties filed with the Court a Stipulation and Agreement of Compromise, Settlement and Release, or the Stipulation, which provides for a release of all claims against defendants related to any disclosures concerning the Merger and any fiduciary duty claims concerning the decision to enter into the Merger. In addition, the Stipulation of Settlement provides that the Company or its insurer(s) or successor(s) in interest will be responsible for payment of, and will not oppose, any award of attorneys’ fees and expenses to plaintiffs up to $0.3 million, which the Company recognized as an accrued expense in its accompanying Condensed Balance Sheet as of June 30, 2016. On July 27, 2016, the Court issued a final order and judgment approving the settlement, granting plaintiffs’ request for an award of attorneys’ fees and expenses of $0.3 million, and dismissing the litigation with prejudice. The Company paid the award of attorneys’ fees and expenses of $0.3 million on August 4, 2016.

The Company is disputing fees with a vendor for research and development services.  While the Company believes the vendor’s claim is without merit, it is reasonably possible the matter could result in a loss estimated to be approximately $0.1 million.

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

Recent Developments

On July 25, 2016, we announced the one year primary analysis of our CENTAUR Phase 2b study of CVC in 289 adults with NASH and liver fibrosis. For the study’s primary endpoint of “a minimum of two-point reduction in the NAFLD Activity Score without worsening of fibrosis,” the CVC arm showed a comparable improvement to placebo. CENTAUR demonstrated a clinically relevant and statistically significant improvement in one of two key secondary endpoints, which was “improvement in fibrosis of at least one stage without worsening of steatohepatitis.” Regulators have recommended this specific endpoint to Tobira as a potential endpoint for Phase 3 studies to support a marketing application. We believe CENTAUR is the first randomized Phase 2b study to evaluate this as a pre-specified endpoint. CENTAUR findings demonstrated that twice as many patients treated with CVC for one year saw an improvement in fibrosis by at least one stage without worsening of steatohepatitis compared to placebo (intent-to-treat population; 20% vs 10%, p=0.02, Odds Ratio = 2.2 [95% confidence interval, 1.11 – 4.35]). CVC showed anti-fibrotic activity across all three stages of fibrosis (F1-F3) as measured in this key secondary endpoint. In the other key secondary endpoint, which was complete resolution of steatohepatitis without worsening of fibrosis, CVC showed improvement comparable to the placebo arm. All baseline and year one biopsies have been read in a blinded fashion as to study drug assignment by a central pathologist.

Markers of systemic inflammation associated with increased cardiovascular risk, specifically highly-sensitive C-reactive protein (hs-CRP), interleukin 6 (IL-6) and fibrinogen, were significantly decreased with CVC treatment compared to placebo. The safety profile of CVC was comparable to placebo; the most commonly reported drug-related clinical adverse events of at least moderate severity in the CVC arm were fatigue (2.8%) and diarrhea (2.1%). Patients remain on therapy in a blinded fashion and all efficacy endpoints will be reevaluated at year two of the study with a liver biopsy. Tobira plans to present detailed results from the CENTAUR study at a major upcoming medical conference.

BASIS OF PRESENTATION

License and Collaboration Revenue

We have not generated any revenue from commercial product sales to date. Our revenue has been generated from amounts recognized under license and collaboration agreements, under the Novartis Collaboration and the CVC License Agreement.

Novartis AG

In February 2016, we entered into an Agreement for Supply of Materials and Terms of Materials Transfer with Novartis AG, or the Novartis Collaboration. Under the terms of this agreement, Novartis AG, or Novartis, has provided investigational materials to us to be studied in combination with our CVC product candidate in nonclinical studies. We are responsible for the conduct of the study with associated expenses to be reimbursed by Novartis, as incurred. We recognized collaboration revenue of $0.6 million and $0.7 million during the three and six months ended June 30, 2016 for reimbursements from Novartis.

Dong-A ST Co

In April 2016, we entered into a license agreement with Dong-A ST Co., Ltd, or Dong-A, pursuant to which Dong-A received an exclusive license to develop and market our CVC product candidate for all therapeutic indications in the Republic of Korea, or the CVC License Agreement.

Pursuant to the CVC License Agreement, we are obligated to deliver know-how and certain quantities of CVC to Dong-A in exchange for an upfront cash payment of $0.5 million from Dong-A. We identified the transfer of the CVC compound and know-how and the license as non-cancellable performance obligations under the CVC License Agreement. The performance obligations had no standalone value and therefore we have accounted for them as a single unit of accounting. The $0.5 million upfront consideration under this agreement was recognized as license and collaboration revenue during the three months ended June 30, 2016 as all non-cancelable performance obligations were delivered as of June 30, 2016.

We may also be entitled to additional milestone payments and other contingent payments upon the occurrence of specific events. Due to the nature of these collaboration agreements and the nonlinearity of the activities associated with certain payments and milestones, we expect that our revenue, if any, will continue to fluctuate in future periods.

Research and Development Expenses

Research and development expenses primarily consist of costs associated with our research activities, including the nonclinical and clinical development of our product candidates. We expense research and development expenses as incurred. We contract with clinical research organizations to manage our clinical trials under agreed upon budgets for each study, with oversight by our clinical program managers. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when services have been performed or when goods have been received. We do not track our employee and facility related reseach and development costs by project, as we typically use our employee and infrastructure resources across multiple research and development programs. We believe that the allocation of such costs would be arbitrary and would not be meaningful. Our research and development costs are controlled through our internal budget and forecast process.

Our research and development expenses consist primarily of:

•	salaries and related expenses for employee personnel, including benefits, travel and expenses related to stock-based compensation granted to personnel in development functions;
•	licensing costs;
•	external expenses paid to clinical trial sites, contract research organizations and consultants that conduct our clinical trials;
•	expenses related to drug formulation development and the production of nonclinical and clinical trial supplies, including fees paid to contract manufacturers;
•	expenses related to nonclinical studies;
•	expenses related to compliance with drug development regulatory requirements; and
•	other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of equipment, and other supplies.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our clinical programs. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses increased in the three and six month period ended June 30, 2016 as compared to the same periods in 2015, and we expect that our research and development expenses will continue to increase in the future. The process of conducting nonclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including nonclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Phase 2b CENTAUR study	$4,042	$4,611	$6,278	$8,227
Other CVC clinical studies(1)	1,411	164	4,224	902
Evogliptin (2)	1,500	—	1,500	—
Nonclinical studies	1,448	183	2,142	282
Contract manufacturing	539	387	1,703	657
Internal and unallocated research and development expenses	1,940	1,271	3,712	2,219
Total research and development expense	$10,880	$6,616	$19,559	$12,287

(1)  Other clinical studies primarily reflect expenditures for Phase 3 enabling studies, the Phase 2a ORION study, the Phase 2 PERSEUS study and a Phase 1 pioglitazone safety combination study.

(2)  In April, 2016, we entered into a license agreement with Dong-A, pursuant to which we obtained an exclusive license in the United States, Canada, European Union states, Switzerland and Australia, or the Territory, for the development and commercialization of evogliptin, EVO, for all therapeutic indications, or the Evogliptin License Agreement. Pursuant to the Evogliptin License Agreement, an upfront cash payment of $1.5 million was made to Dong-A.

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

Interest expense consists of cash interest expense on our outstanding loan with Oxford Finance LLC, or the Oxford Loan, and non-cash interest expense for stated interest on our convertible notes, amortization of debt discount, beneficial conversion features and debt issuance costs on our convertible notes and the Oxford Loan. In connection with the Merger, the convertible notes and the accrued interest were converted into common stock.

In connection with the Merger, the preferred stock warrants converted from warrants on preferred stock to warrants on common stock resulting in the reclassification of the preferred stock warrant liability to additional paid-in capital as of June 30, 2015. As a result, we no longer record revaluation adjustments.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements require us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2016 since we filed our Form 10-K for the year ended December 31, 2015 except related to license and collaboration revenue as described below. We expect to continue to evaluate our revenue recognition policy as we may enter into additional collaboration and/or license agreements in future periods.

License and Collaboration Revenue

Revenue consists of amounts earned from license collaboration agreements. We may enter into license and collaborative research and development agreements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Our agreements may include one or more of the following elements: upfront license payments, cost reimbursement for the performance of research and development activities, milestone payments, other contingent payments, contract manufacturing service fees, royalties and license fees. Each deliverable in an agreement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. In order to account for the multiple-element arrangements, we identify the deliverables included within an agreement and evaluate which deliverables represent separate units of accounting. Analyzing an arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Non-refundable upfront fees received for license and collaboration agreements entered into and other payments under collaboration agreements where we have continuing performance obligations related to the payments are deferred and recognized over the estimated performance period. Revenue is recognized on a ratable basis, unless we determine that another method is more appropriate, through the date at which our performance obligations are completed. We make our best estimate of the period over which we expect to fulfill our performance obligations, which may include clinical development activities. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the performance period. We estimate the performance period at the inception of the arrangement and reevaluate it each reporting period. This reevaluation may shorten or lengthen the period over which the remaining revenue is recognized. Changes to these estimates are recorded on a prospective basis. We recognize cost reimbursement revenue under collaborative agreements as related research and development costs are incurred, as provided for under the terms of these agreements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table provides comparative unaudited results of operations for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended
	June 30,		Increase/
	2016	2015	(Decrease)
License and collaboration revenue	$1,058	$—	$1,058
Research and development	10,880	6,616	4,264
General and administrative	3,128	3,119	9
Other income (expense), net	(310)	(1,287)	(977)

License and Collaboration Revenue

Our license and collaboration revenue was $1.1 million for the three months ended June 30, 2016 which is comprised of $0.6 million of revenue recognized as reimbursement of services under our Novartis Collaboration and $0.5 million upfront consideration recognized under the CVC License Agreement as all deliverables were completed as of June 30, 2016 for this arrangement. There were no such arrangements in the prior corresponding period.

Research and Development Expenses

Our research and development expenses were $10.9 million for the three months ended June 30, 2016 compared to $6.6 million for the same period in 2015. Research and development expenses increased by $4.3 million in the 2016 period primarily due to a payment of $1.5 million license fee to Dong-A related to the Evogliptin License Agreement that we entered into in April 2016, a $1.3 million increase in nonclinical studies, a $0.7 million increase in clinical expenses for our Phase 3 enabling studies related to the development of CVC, a $0.6 million increase in compensation related expenses due to higher headcount, benefits, stock-based compensation expenses and consulting services, a $0.3 million increase in our Phase 2a ORION study which commenced enrollment activities in the third quarter of 2015, a $0.3 million increase in our Phase 2 PERSEUS study resulting from study initiation and screening activities and a $0.2 million increase in manufacturing expenses associated with production of clinical drug supply. These increases were partially offset by a decrease of $0.6 million in our Phase 2b CENTAUR study compared to the three months ended June 30, 2015, which included significant study initiation and patient screening expenses.

General and Administrative Expenses

Our general and administrative expenses were $3.1 million for the three months ended June 30, 2016 compared to $3.1 million for the same period in 2015. General and administrative expenses remained consistent with increased stock-based compensation expenses of $0.7 million for the three months ended June 30, 2016 associated with increased headcount and annual option grants which were offset by a decrease of $0.7 million in transaction costs primarily consisting of legal and accounting services associated with the Merger with Regado in 2015.

Other Income (Expense), Net

Changes in components of other income (expense), net were as follows:

Interest Expense, Net

Net interest expense was $0.3 million for the three months ended June 30, 2016 compared with $1.2 million for the same period in 2015.  The decrease was primarily driven by $0.9 million in interest expense on our convertible notes recorded in the three months ended June 30, 2015. The convertible notes converted to equity in connection with the Merger on May 4, 2015.

Change in Fair Value of Preferred Stock Warrant Liabilities

There were no preferred stock warrant liabilities outstanding during the three months ended June 30, 2016. The change in fair value of preferred stock warrant liabilities for the three months ended June 30, 2015 was a revaluation loss of $0.1 million.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table provides comparative unaudited results of operations for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30,		Increase/
	2016	2015	(Decrease)
License and collaboration revenue	$1,165	$—	$1,165
Research and development	19,559	12,287	7,272
General and administrative	6,469	5,271	1,198
Other income (expense), net	(618)	(496)	122

License and Collaboration Revenue

Our license and collaboration revenue was $1.2 million for the six months ended June 30, 2016 which is comprised of $0.7 million of revenue recognized as reimbursement of services under our Novartis Collaboration and $0.5 million upfront consideration recognized under the CVC License Agreement as all deliverables were completed as of June 30, 2016 for this arrangement. There were no such arrangements in the prior corresponding period.

Research and Development Expenses

Our research and development expenses were $19.6 million for the six months ended June 30, 2016 compared to $12.3 million for the same period in 2015. Research and development expenses increased by $7.3 million in the 2016 period primarily due to a $2.5 million increase in clinical expenses for our Phase 3 enabling studies related to the development of CVC, a $1.9 million increase in nonclinical studies, a payment of $1.5 million license fee to Dong-A related to the Evogliptin License Agreement that we entered into in April 2016, a $1.5 million increase in compensation related expenses due to higher headcount, benefits, stock-based compensation expense and consulting services, a $1.0 million increase in manufacturing expenses associated with production of clinical drug supply, a $0.8 million increase in our Phase 2a ORION study which commenced enrollment activities in the third quarter of 2015 and a $0.7 million increase in our Phase 2 PERSEUS study resulting from study initiation and screening activities. These increases were partially offset by decreases of $1.9 million for our Phase 2b CENTAUR study compared to the six months ended June 30, 2015, which represented significant study initiation and patient screening expenses and $0.7 million due to the completion of our Phase 1 pioglitazone safety combination study during 2015.

General and Administrative Expenses

Our general and administrative expenses were $6.5 million for the six months ended June 30, 2016 compared to $5.3 million for the same period in 2015. General and administrative expenses increased in the 2016 period primarily due to an increase of $1.4 million of stock-based compensation expense recognized in association with new option grants, a $1.0 million increase in expenses consisting of salaries, benefits and overhead as a result of increased headcount, directors and officers insurance and investor relations expenses which are reflective of our growth as a public company and a $0.3 million increase in litigation settlement expenses related to the Merger. These increases were partially offset by a decrease of $1.5 million for transaction expenses incurred during the six months ended June 30, 2015 in preparation for our Merger with Regado consisting primarily of legal and accounting services.

Other Income (Expense), Net

Changes in components of other income (expense), net were as follows:

Interest Expense, Net

Net interest expense was $0.6 million for the six months ended June 30, 2016 compared with $2.4 million for the same period in 2015.  The decrease was primarily driven by $1.8 million in interest expense on our convertible notes recorded in the six months ended June 30, 2015. The convertible notes converted to equity in connection with the Merger on May 4, 2015.

Change in Fair Value of Preferred Stock Warrant Liabilities

There were no preferred stock warrant liabilities outstanding during the six months ended June 30, 2016. The change in fair value of preferred stock warrant liabilities for the six months ended June 30, 2015 was a revaluation gain of $1.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $25.6 million and $18.0 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $188.9 million.

As of June 30, 2016, we had cash and cash equivalents including restricted cash of $41.0 million. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the Merger with Regado, issuance of convertible promissory notes, and the issuance of senior term loans. We believe our cash and cash equivalents will be sufficient to fund our operations for approximately the next 12 months. We will require substantial future capital in order to complete the remaining clinical development for our product candidates and initiate our Phase 3 study for CVC in NASH with liver fibrosis.

Our primary uses of capital are, and we expect will continue to be, funding research efforts and the development of our product candidates, compensation and related expenses, hiring additional staff, including clinical, scientific, operational, financial, and management personnel, and costs associated with operating as a public company.  We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our studies supporting our product candidates.

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

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Net cash used in operating activities	$(21,728)	$(15,756)
Net cash provided by investing activities	—	33,201
Net cash (used in) provided by financing activities	(11)	39,770
Net (decrease) increase in cash and cash equivalents	(21,739)	57,215

Cash Used in Operating Activities

Cash used in operating activities was $21.7 million for the six months ended June 30, 2016 reflecting a net loss of $25.6 million offset by non-cash items consisting primarily of stock-based compensation expense of $2.6 million and amortization of debt discount of $0.1 million. Additionally, cash used in operating activities reflected changes in net operating assets primarily due to an increase of $1.0 million in our prepaid expenses and other assets consisting of a receivable associated with our Novartis Collaboration, advance payments on clinical studies and general corporate prepayments offset by an increase of $2.1 million in our accounts payable and accrued expenses primarily associated with our PSC, Phase 3 enabling activities and litigation settlement accrual.

Cash used in operating activities for the six months ended June 30, 2015 consisted primarily of our net loss of $18.0 million offset by non-cash items consisting of interest expense on our convertible notes of $1.1 million, the amortization of the debt discount associated with the fair value of our preferred stock warrants of $0.4 million, the amortization of the beneficial conversion feature on our convertible notes of $0.4 million, and stock-based compensation expense of $0.6 million, partially offset by a gain in the revaluation of our preferred stock warrant liabilities of $1.9 million. Additionally, cash used in operating expenses for the six months ended June 30, 2015 reflected an increase in net operating assets and liabilities of $1.6 million primarily due to an increase in our accounts payable and accrued expenses relating to our clinical expenses for our Phase 2b CENTAUR clinical trial, partially offset by a decrease in our prepaid expenses associated with our Phase 2b CENTAUR clinical trial.

Cash Provided by Investing Activities

There were no investing activities for the six months ended June 30, 2016.

Net cash provided by investing activities was $33.2 million for the six months ended June 30, 2015, which consisted primarily of cash received from the Merger of $33.2 million.

Cash Provided by (Used in) Financing Activities

There were no significant financing activities for the six months ended June 30, 2016.

Net cash provided by financing activities was $39.8 million for the six months ended June 30, 2015, which consisted primarily of net proceeds of $26.8 million from the issuance of common stock and $13.0 million of proceeds from the issuance of convertible notes.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Contractual Arrangements

No significant changes to our contractual obligations and commitments occurred during the six months ended June 30, 2016.

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

The Oxford Loan restricts us from issuing dividends and contains customary affirmative and negative covenants. As of June 30, 2016, we were in compliance with all loan covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2016 consisted of readily available checking and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on Tobira’s financial condition and/or results of operations. We do not believe that our cash or cash equivalents has significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act identified in connection with our evaluation that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On February 2, 2015, a purported stockholder of Regado filed a putative class-action lawsuit (captioned Maiman v. Regado Biosciences, Inc., C.A. No. 10606-CB) in the Court of Chancery for the State of Delaware, or the Court, challenging the proposed stock-for-stock merger of Regado with Tobira, or the Proposed Merger. On February 25, 2015, a second, related putative class action (captioned Gilboa v. Regado Biosciences, Inc., C.A. No. 10720-CB) was filed in the Court challenging the Proposed Merger. On May 4, 2015, the Proposed Merger was consummated and Tobira became a wholly-owned subsidiary of Regado and changed its name to Tobira Development, Inc. The complaints named as defendants: (i) each member of Regado’s Board of Directors, (ii) Regado, (iii) Private Tobira, and (iv) Landmark Merger Sub Inc. Plaintiffs alleged that Regado’s directors breached their fiduciary duties to Regado’s stockholders by, among other things, (a) agreeing to merge Regado with Private Tobira for inadequate consideration, (b) implementing a process that was distorted by conflicts of interest, and (c) agreeing to certain provisions of the Merger Agreement that are alleged to favor Private Tobira and deter alternative bids. Plaintiffs also generally alleged that the entity defendants aided and abetted the purported breaches of fiduciary duty by the directors. On March 25, 2015, the Court consolidated the two actions and assigned lead counsel for plaintiffs (captioned In re Regado Biosciences, Inc. Stockholder Litigation, Consolidated C.A. No. 10606-CB). On March 27, 2015, plaintiffs filed a consolidated amended complaint, a motion for expedited proceedings and a motion for preliminary injunction. On April 20, 2015, the parties agreed in principle to resolve the litigation (subject to approval by the Court) and signed a memorandum of understanding setting forth the terms of a proposed settlement to provide additional disclosures related to the Merger Agreement and to cover Court-awarded fees. On April 23, 2015, as part of the proposed settlement, Regado provided additional disclosures to its stockholders. On May 4, 2015, Regado and Private Tobira completed the Merger. In connection with the proposed settlement, the parties engaged in confirmatory discovery. On April 22, 2016, the parties filed with the Court a Stipulation and Agreement of Compromise, Settlement and Release, or the Stipulation, which provides for a release of all claims against defendants related to any disclosures concerning the Merger and any fiduciary duty claims concerning the decision to enter into the Merger. In addition, the Stipulation of Settlement provides that the Company or its insurer(s) or successor(s) in interest will be responsible for payment of, and will not oppose, any award of attorneys’ fees and expenses to plaintiffs up to $0.3 million which the Company recognized as an accrued expense in its accompanying Condensed Balance Sheet as of June 30, 2016. On July 27, 2016, the Court issued a final order and judgment approving the settlement, granting plaintiffs’ request for an award of attorneys’ fees and expenses of $0.3 million, and dismissing the litigation with prejudice.

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

We have incurred significant operating losses since inception and expect to incur significant losses for the foreseeable future as we continue our clinical trial and development programs for cenicriviroc, or CVC, evogliptin, or EVO, and other future product candidates. As of June 30, 2016, we had an accumulated deficit of $188.9 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. As of June 30, 2016, we had cash and cash equivalents, including restricted cash, of $41.0 million. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the foreseeable future.

We have generated revenue from licensing and collaborations; however, due to the nature of licensing and collaboration agreements and the nonlinearity of the activities associated with certain payments and milestones, we expect that our license and collaboration revenue, if any, will continue to fluctuate in future periods.

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

CVC is a dual inhibitor of chemokine receptor type 2, or CCR2, and type 5, or CCR5, with anti-fibrotic and anti-inflammatory effects observed in patients with NASH and liver fibrosis and in liver disease models. EVO is a dipeptidyl peptidase-4, or DPP-4, inhibitor which has demonstrated improvement in glucose control in clinic and improvement in liver lipid parameters in non-clinical studies.  CVC and EVO are the primary focus of our product development. Successful continued development and ultimate regulatory approval of CVC and EVO or future products is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of CVC and EVO. We will need to raise sufficient funds for, and successfully enroll and complete, our clinical development programs for CVC and EVO. The future regulatory and commercial success of these product candidates is subject to a number of risks, including the following:

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

•

the FDA or foreign regulatory agencies may require efficacy endpoints for a Phase 3 clinical trial for the treatment of NASH or PSC that differ from the endpoints of our current or future trials, or may differ from what regulatory agencies have communicated to us, which may require us to conduct additional clinical trials;

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

The results of nonclinical studies and clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials, including CVC and EVO, may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Drug development has inherent risk. We or any of our potential future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Clinical studies are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, success in clinical trials does not mean that later clinical trials will be successful, because later-stage clinical trials are often conducted in broader patient populations and involve different study designs and endpoints. For example, in the CENTAUR study although we did not meet our primary endpoint of a two-point reduction in the NAFLD activity score, we observed a significant improvement in liver fibrosis by at least one stage with no worsening of steatohepatitis. The results of our planned Phase 3 study may differ from the results of our Phase 2b study. Furthermore, our future trials will need to demonstrate sufficient safety and efficacy in larger patient populations for approval by regulatory authorities. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of applications for marketing authorization to regulatory authorities and even fewer are approved for commercialization.

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

Our product candidates have not yet received regulatory approval and unexpected problems may arise that can cause us to delay, suspend or terminate our development efforts. Further, our product candidates have not yet demonstrated efficacy in humans for PSC, and have not demonstrated efficacy in humans in a Phase 3 study for NASH. Also, the long-term safety consequences of these products are not known. Regulatory approval of new product candidates can be more expensive and take longer than approval for candidates for the treatment of more well understood diseases with previously approved products. While we have received Fast Track designation for CVC for the treatment of NASH in patients with liver fibrosis, we may not benefit from any accelerated timelines or other regulatory benefits from this designation.

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

In order to continue development of our product candidates, we will need to submit the results of clinical and nonclinical testing to the FDA and other regulatory bodies, along with other information including information about product candidate chemistry, manufacturing and controls, clinical results and potential clinical trial protocols. We may rely in part on nonclinical, clinical and quality data generated by contract research organizations, or CROs, and other third parties for regulatory submissions for our product candidates. If these third parties do not provide us with data in a timely manner, we will not be able to make timely regulatory submissions for our product candidates, which may delay our plans for our clinical trials and potential product approvals. Furthermore, if those third parties do not make this data available to us, we will likely have to develop all necessary nonclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. Delays in the commencement or completion of our ongoing or future clinical trials for our product candidates could significantly affect our product development costs. We do not know whether our current or planned trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

We have not yet determined the details of any potential Phase 3 trial designs, including confirmation of a primary endpoint that the FDA or other regulatory authorities would deem acceptable in a study for the treatment of NASH or PSC. If the FDA or other regulatory authorities determine that Phase 3 studies would require substantially different endpoints than those addressed in our ongoing or future clinical trials, we may need to conduct additional clinical trials of our product candidates.

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

•	the results of clinical trials may not demonstrate the appropriateness of the dose or the safety or efficacy required by such authorities for approval;
•	we or any of our potential future development partners may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	such authorities may disagree with our interpretation or the quality of data from nonclinical studies or clinical trials;
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

Although the development and commercialization of CVC and EVO is our primary focus, as part of our longer-term growth strategy, we plan to evaluate the development and commercialization of other therapies related to fibrotic, immune-mediated, inflammatory, orphan and other diseases. We will evaluate internal opportunities and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from immune-mediated or orphan or other disorders with high unmet medical needs and limited treatment options. These other product candidates will require additional, time-consuming development efforts prior to commercial sale, including nonclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

We are exposed to the risk of vendor or employee fraud or other misconduct. Misconduct by vendors or employees could include intentional failures to comply with FDA and other regulatory authority regulations, provide accurate information to these regulatory authorities, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately, disclose unauthorized activities to us, or comply with securities laws. Vendor or employee misconduct could also involve the improper use of information obtained in the course of clinical trials, including for illegal insider trading activities, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics and Insider Trading Policy, but it is not always possible to identify and deter vendor or employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

There are currently no therapeutic products approved for the treatment of NASH. There are several commercially available products that are currently used off label for NASH, such as vitamin E (an antioxidant), diabetes medications (such as pioglitazone), antihyperlipidemic agents (such as gemfibrozil), pentoxifylline, ursodeoxycholic acid and others. In addition, there are numerous drugs in development for the treatment of NASH. We are aware of several companies with development programs targeting NASH in clinical trials including Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Cempra, Inc., Conatus Pharmaceuticals Inc., Galectin Therapeutics Inc., Galmed Medical Research Ltd., Genfit Corp., Gilead Sciences, Inc., Immuron Ltd., Intercept Pharmaceuticals, Inc., Inventiva Pharma, MediciNova, Inc., NGM Biopharmaceuticals, Inc., Novartis AG, Novo Nordisk A/S, NuSirt Biopharma, Inc., Pfizer Inc., Shire plc, Takeda Pharmaceutical Company Limited, or Takeda, Viking Therapeutics, Inc. and Zydus Cadilla. Many of the agents in development target metabolic mechanisms in NASH, such as peroxisome proliferator-activated receptors, or PPAR, agonists and farnesoid X, or FXR, receptor agonists. Other agents in development also target fibrosis, such as targeting the collagen cross-linking enzyme lysyl oxidase-like 2, or LOXL2. There are currently no therapeutic products approved for the treatment of PSC. Ursodeoxycholic acid is the most studied therapy for PSC. Although several studies have shown that there is improvement in liver biochemistries, there is a long history of inconclusive trials failing to demonstrate positive clinical outcomes or increased transplant-free survival compared to placebo. In addition, there are drugs in development for the treatment of PSC. We are aware of several companies with development programs targeting PSC in clinical trials, including Acorda Therapeutics, Inc./Biotie Therapies Corp., Gilead Sciences, Inc., Intercept Pharmaceuticals, Inc. and Shire plc.

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

As of August 5, 2016, we had 20 full-time employees. We will need to grow our organization substantially to continue development and pursue the potential commercialization of our product candidates, as well as function as a public company. As we seek to advance our product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures, cyber attacks or cyber intrusions over the Internet, attachments to emails, persons inside our organization or persons with access to systems inside our organization. The risk of a security breach, fraud attempts or disruption, particularly through cyber attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed or our business operations could be disrupted. We implemented an update to our accounting systems in 2016. Should the new systems not perform in a satisfactory manner, our business and operations could be adversely affected.

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

We may collaborate with U.S. and foreign academic institutions and industry collaborators to accelerate our nonclinical or clinical research. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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

Although we believe that our existing cash and cash equivalents will be sufficient to fund our current operations for approximately the next 12 months, we will require substantial future capital in order to complete the remaining clinical development for our product candidates, initiate our Phase 3 study for CVC in NASH with liver fibrosis and to potentially commercialize these product candidates. We expect our spending levels to increase in connection with our clinical trials of our product candidates, as well as other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

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

We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through future debt and equity financing, as well as potential additional collaborations or strategic partnerships with other companies or through non-dilutive financings. Additional funding may not be available to us on acceptable terms or at all, covenants related to our term loan with Oxford may limit funding alternatives available to us and the recent announcement that we did not meet our primary endpoint in the CENTAUR study may make it more difficult to raise financing. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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

These net operating losses have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We have not updated our analysis to determine whether an ownership change under Section 382 of the Code, or similar state provisions, has occurred since December 2015. If an ownership change as defined under Section 382 has occurred or will occur in the future, our net operating loss and research and development credits carryforwards may be subject to further limitations.

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

Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will continue to be volatile in the future. The market price of our common stock could be impacted due to a variety of factors, including, in addition to global and industry-wide events:

•	the losses we may incur;
•	developments in patent or other proprietary rights owned or licensed by us, our collaborative partners or our competitors;

•	public concern as to the safety and efficacy of products developed by us or others;
•	public announcement of the results of our clinical studies; and
•	litigation.

For example, on July 25, 2016, we announced the results of our Phase 2b CENTAUR study resulting in a substantial drop in the market price of our common stock. In addition, due to one or more of the foregoing factors in one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could materially decline.

Our executive officers, directors and principal stockholders will have the ability to control all matters submitted to our stockholders for approval.

Our executive officers, directors and stockholders who beneficially owned more than 5% of our common stock, in the aggregate, beneficially own shares representing approximately 69.32% of our common stock as estimated as of June 30, 2016. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As of June 30, 2016, we had outstanding options to purchase an aggregate of 3,314,812 shares of our common stock at a weighted average exercise price of $11.96 per share and warrants to purchase an aggregate of 64,657 shares of our common stock at a weighted average exercise price of $11.72 per share. The exercise of such outstanding options and warrants will result in dilution of your investment. In addition, as described below, you may experience additional dilution if we issue common stock in the future. As a result of this dilution, you may receive significantly less than the full purchase price you paid for the shares in the event of liquidation.

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

In addition, on July 25, 2016, we announced that we did not meet our primary endpoint of a two-point reduction in the NAFLD activity score in our CENTAUR study.  Following this announcement, the Company's stock price dropped by 60% during the July 25, 2016 trading day from a closing price of $11.25 per share on July 22, 2016 to a closing price of $4.50 per share on July 25, 2016 and a plaintiff's firm announced that it was conducting an investigation concerning possible violations of federal securities laws by us and/or certain officers and members of our board of directors.

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

Tobira Therapeutics, Inc.

Date: August 9, 2016	By:	/s/ Laurent Fischer, M.D.
Laurent Fischer, M.D.
Chief Executive Officer and Director

Date: August 9, 2016	By:	/s/ Christopher Peetz
Christopher Peetz
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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